Form 10KSB
period 1999-12-31
AUGRID OF NEVADA INC
filed 2000-04-13
CIK 1101752

United States Securities and Exchange Commission Washington, D.C. 20549
------------------------
Form 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1999
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities xchange Act of 1934
For the Transition Period from __________ to __________
Commission File Number 0-28661
Augrid of Nevada, Inc.
(Exact Name of Registrant as Specified in its Charter)
Nevada	88-0345540
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
140 Public Square, The Park Building, Suite 108 Cleveland, Ohio	44114
(Address of principal exectuive offices)	(Zip code)
Registrant's Telephone Number, Including Area Code: (216) 344-9800
Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share, 90,000,000 shares authorized, 49,889,348 issued and outstanding as of February 14, 2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's stock is not, and has not, been traded or quoted. Therefore, there is no way to ascertain a market value for the stock.
The number of shares of Common Stock outstanding as of February 14, 2000 was 49,889,348.

----------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

----------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 7, "Management's Discussion and Analysis of Financial Condition."

PART I

ITEM 1 -- BUSINESS.

General

Augrid of Nevada, Inc., hereinafter referred to as the "Company," "Augrid", or "AGRD" was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on August 4, 1995. The Company was formerly known as Ironwood Ventures, Inc., hereinafter referred to as "Ironwood," and changed its name in March of 1998 after a change of control. The original articles of incorporation of the Company authorized the issuance of seven million five hundred thousand (7,500,000) shares of Common Stock at a par value of $0.01. The articles of the Company were amended on March 2, 1998, and the Company's amended articles authorized the issuance of ninety million (90,000,000) shares of Common Stock at a par value of $0.001 per share and ten million (10,000,000) shares of Preferred Stock at a par value of $0.001 per share.

The Company is a developmental stage company with a business objective to develop, acquire and manage development stage technologies that assist in the process of developing proprietary flat panel display technology. The Company, although in its development stages, is currently a minority-owned research and development company which has ownership of what management of the Company believes is the first truly operational flat panel display technology. The Company believes that the uniqueness of its proprietary technology lies with the incorporation of a proprietary ceramic backplane which the Company's management believes will allow manufacturers to overcome pricing, power and size obstacles currently facing all other manufacturers in the flat panel display industry.

The Company designates as its priorities for its next approximately twelve (12) months of operations as developing and emphasizing its flat panel display technology to the point where production of a flat panel display product off of an assembly line is possible. The Company believes that if it is successful in accomplishing this goal - assuming that a competitor cannot develop a similar product or technology with the same power consumption, clarity and size, utilizing a different technology - over the next approximately twelve (12) months, that the Company will have enough time to create brand loyalty and a sizeable market share allowing the Company to produce competitive flat panel technology products at competitive profit margins. Of this, however, the Company can give no assurance.

On March 12, 1998, the Company entered into an Asset Purchase Agreement to purchase all of the technology and assets, including machinery and equipment, furniture and fixtures, office equipment, cash, accounts receivable, investments, and deposits of Augrid Corporation ("Augrid Delaware"), a Delaware corporation, for 1,000,000 newly issued common shares of the Company.

Strategy

Industry Distribution Patterns

The Company expects that the ultimate distribution of its small and large video billboard displays will be through direct sales efforts. The Company believes that it will be able to enter into a joint venture marketing agreement whereby the Company would manufacture the video billboard, the billboard joint venture partner would secure the clients, and the partners would share in the net advertising proceeds equally, i.e., fifty percent (50%) each. The Company has yet to secure a joint venture agreement, however, Augrid's management believes that it will be able to secure such a joint venture partnership once it begins to manufacture its video billboard products. Management of the Company does not expect to begin to manufacture this type of product, though, in the next approximately twelve (12) months of operations.

Promotion Strategy

The Company's long range goal - over the next thirty-six (36) months - is to garner enough visibility to support its eventual product line into other domestic industries, as well as foreign markets. To accomplish this goal, the Company plans on effectuating the following over the next approximately thirty-six (36) months: (i) retain the services of a public relations firm, which is intended to generate awareness of editors and product information insertions and reviews; (ii) advertise via a concerted advertising effort in various trade publications and business magazines; (iii) the Company plans on experimenting with various trade-related publications and business magazines, while keeping careful track of the results in order to maximize the return of its advertising dollars spent; and (iv) attend many of the most important technological trade shows throughout the United States and internationally in order to promote its to-be-introduced products and technology.

Sales Programs

The Company's direct sales efforts during the next approximately twenty-four (24) months will focus on the following:

* Dealer Sales - The Company plans to sell directly to the following Original Equipment Manufacturers (OEMs). However, it currently has no agreement(s) with such OEMs and does not expect any orders over the next approximately twelve (12) months.

* Hiring a Vice President of Sales and Marketing - The Company believes that this member of its team will be a key sales executive; the Company plans on filling this position in the next approximately twelve (12) months; this key executive will be in charge of establishing a more detailed marketing plan for the Company, and as the Company's anticipated product line and related technology offerings expand, this individual will be in charge of the additional marketing and related staff the Company believes it will need to hire.

* Manufacturers' Representatives - The Company's management believes that these individuals may be able to help the Company expand into major domestic and international markets.

Products

The Company is currently involved in the research, development and manufacture of flat panel display technology utilizing the Thin Cathode Ray Tube (TCRT). The Company's currently contemplated product line includes, but is not limited to, video billboards, television monitors, computer monitors, laptops, medical monitors and various types of military applications. The Company plans to launch software offerings related to the Company's technology and product offerings including a line of main productivity applications, utilities and networking software that will operate in conjunction with the flat panel display and related hardware and products

As of the date of this statement, however, the Company is in the research and development stage only. The Company has yet to manufacture its first prototype TCRT, and any subsequent technology, product or service introductions by the Company are fully dependent on the Company's successful manufacture and completion of its first TCRT. Additionally, the Company is relying completely on Ceravision Limited to develop and produce its first prototypes. From that point, the Company expects to introduce new product and service offerings related to the Company's proprietary technology developed by Ceravision.

The market for the Company's technology, products and services is highly competitive. The Company believes that the principal competitive factors in its business include capital resources, technology, research and development spending, product performance, time to market for new product and technology introductions, adherence to flat panel industry and related manufacturing standards, price and marketing and distribution resources. There can be no assurance that the Company will be able to compete successfully against potential competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Status of Any Announced New Product

The Company has four (4) product lines that are beyond the research and development stage and that are ready for commercialization. These product lines were initially developed by Ceravision Limited, through an Exclusive Research and Development Agreement the Company had with Ceravision. At this time, the Company is in the process of renegotiating its global exclusive licensing agreement with Ceravision. The purpose of these negotiations is to enable the Company to manufacture the above-mentioned product lines for the military and consumer electronics industry. While the Company believes that it will be successful in re-obtaining its exclusive licensing agreement with Ceravision, there can be no guarantee that this will be the case. Any failure of the Company to successfully renegotiate its licensing agreement with Ceravision will likely have a material adverse financial affect on the Company.

The Company plans to eventually develop and manufacturer ceramic substrates (Laptop Backplanes), packages and multi-layer ceramic interconnects for the commercial computer/electronics market. The Company, however, has yet to begin development of this product beyond the research and development stage. Additionally, the Company hopes to develop and introduce other technologies and products to the marketplace over the next four (4) years related to flat panel displays and related product and technology areas. The Company, however, has yet to announce any specific new products, services or technologies in addition to those existing products and technologies described in this information statement.

Industry Background

The growth of flat panel display sales is being accelerated by the emerging portable consumer electronic products market as evidenced by the proliferation of video view-cams portable video games, hand held TV sets, video displays mounted in the rear seats of automobile vans and personal digital assistants.

Management of the Company believes that the Thin Cathode Ray Tube (TCRT) market is large, well defined and rapidly developing. While flat panel display sales continue to grow, the Company believes that most customers are dissatisfied with the cost, performance and availability tradeoffs inherent in the current portable display technology. This dissatisfaction - in management's opinion - creates an opportunity for the Company's products and technology.

In the market segment of portable video systems, balancing power consumption against demand for higher display performance has become a major design issue. Nearly all other computer components can be included in low power, slim profile systems, with the display demanding a major portion of the power, cost and size budgets. New LCD's have been introduced which feature enhanced color and video rates, but with significant power, thickness and cost penalties.

Research and Development Activities

The market for the Company's products and technology is characterized by frequent technological advances, evolving industry standards and escalating customer expectations. As a result, management believes that the Company's future growth and success will be largely dependent on its ability to develop internally, through research and development, or acquire externally, from third parties, products and technology to meet the evolving needs of its prospective clients. The Company anticipates that the long-term success of its product and technology offerings will require further product and technology development.

In the past approximately three and one half (3 1/2) years, Ceravision UK, Limited, a pure display research and development company, has engaged the Rutherford Appleton Laboratory in the science of field emission device technology, in combination with certain proprietary ceramic technology for the express purposes of completing research and development work for application specific displays. It is that reason that Augrid of Nevada, Inc. engaged Ceravision, Ltd., to license and acquire application specific technologies, i.e., desktop monitors, automobile GPS screens and military application screens. Presently, the Company has four product lines completed and positioned for manufacturing in the United States of America.

Employees

As a start up company in the research and development phase - in order to more prudently manage the Company's limited resources the Company presently has two (2) full time employees and no (0) part time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees is good.

The names, ages and positions of the Company's directors and executive officers are as follows:
Name	Age	Position
Muhammad J. Shaheed	32	President, Chief Executive Officer and Chairman
Mary F. Sloat-Horoszko	32	Secretary/Treasurer, CFO and Director
Essa Mashni	35	Director
Michael M. Makki	37	Director

Muhammad J. Shaheed, President, CEO and Chairman of the Board - Mr. Shaheed has been the President, CEO and Chairman of the Company since March of 1998. A native of Cleveland, Ohio, Mr. Shaheed attended Cleveland State University from 1986 to 1988, majoring in Physics and Computer Science. From 1986 through 1987, Mr. Shaheed assisted in the general instruction of math and science to children at the elementary level - specializing in teaching handicapped and children with severe behavioral problems. From 1987 to 1990, Mr. Shaheed was a manager with the National Theatre Corporation in Cleveland Heights, Ohio with overall management responsibility for customer relations, inventory, promotions, marketing and accounting. From 1990 to 1993, Mr. Shaheed was a systems engineer for Integrated Business Solutions located in Lyndhurst, Ohio. He was responsible for the construction of complete computer hardware systems, specifications, BIOS, cache and reconfiguring computer operational systems. Worked on program that assisted the Dean of the Artificial Intelligence Department at Case Western Reserve. Assisted as a Holistic Programming expert, analyst and overall troubleshooter relating to maximum and minimum system capacity. Since the founding of the Company, Mr. Shaheed had headed the research and development of Flat Panel Technologies in accordance with the United States Government Flat Panel Display Initiative; provided clients with systems engineering, CAD electronic circuit design work for high and low temperature ceramic tape, thermal analysis for 100% superconductive material, construction of complete complex computer systems and specifications, BIOS, cache and providing current clients with systems analysis and overall trouble shooting. From 1994 to March of 1998, Mr. Shaheed's focus and dedication was directed solely to acquiring a viable flat screen technology to be implemented in the United States in the areas of auto, military and consumer electronics. During this time, a concentrated and inordinate amount of time was spent with Ceravision, Ltd., in the research and development, as well as the formulation and identification of market-specific applications in the United States.

Mary F. Sloat-Horoszko, Secretary/Treasurer, CFO and Director - Mrs. Sloat-Horoszko has been the Secretary/Treasurer and Director of the Company since February of 1999. Mrs. Sloat-Horoszko, a graduate of Ohio State University, holds a Bachelor of Arts Journalism Degree with specialization in Broadcast Communication and Marketing. From 1992 until 1994, Mrs. Sloat-Horoszko was a Producer and On-Air Coordinator for Cleveland, Ohio based WWWE-Newsradio. During this time, her responsibilities were Guest/Topic development and coordination; marketing and program/station promotional development as well as corporate and community events. From 1994 through 1996, she served as Director of Marketing, responsible for product development, marketing and advertising, for Illinois Insurance Brokerage Services, Chicago, Illinois. Late 1996 through 1997, Ms. Sloat-Horoszko served as Director of Marketing and Sales for RAE Enterprises of Chagrin Falls, Ohio, where she was responsible for corporate sales, marketing, assessments, program development and facilitation. Clients included General Motors, IBM, UAW/Ford and Rubbermaid. Since joining the Augrid team, Ms. Sloat-Horoszko has dedicated her efforts to the daily functions of the corporation in addition to the market segmentation, sizing, planning and execution of the up and coming product lines of the Company.

Essa Mashni, Director - Mr. Mashni has been a director of the Company since February, 1999. Mr. Mashni holds a Bachelor in Pharmacy from the Wayne State College of Pharmacy in Detroit, Michigan. He attended Wayne State University from 1985 to 1986 and the University of Michigan from 1983 to 1985. He is a member of the American Pharmaceutical Association and the Michigan Pharmacy Association. He also is a member of the American Ramallah Federation, St. Mary's Antiochian Orthodox Church and is active in the Ramallah Boys Club. He is currently a Chief Pharmacist with Arbor Drugs and has acted in such capacity for the past five (5) years.

Michael M. Makki, Director - Mr. Makki finished his bachelor's degree in Electrical Engineering in 1986 and attended the NBA program at Wayne State University in Detroit, Michigan. This lead to a career in Insurance Sales. Mr. makki has attained the highest sales awards in each company he has worked with. He qualified for the prestigious Million Dollar Round Table (MDRT) his first year in the insurance business and as well as president conferences in each Prudential and Metlife.

In addition to owning an insurance agency, Mr. Makki is currently involved in the Mortgage Business as well as the transportation business. He is the sole owner of a mortage company that employs 25 people and a 33% owner of a transportation company that has national contracts with multinational and Forutne 100 companies to handle their total ground transportation needs.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 140 Public Square, The Park Building, Suite 108, Cleveland, Ohio 44114. These facilities consist of approximately 825 square feet of standard office space. The Company has use of this space through a lease arrangement with Park Investment Company, a non-related party to the Company. The lease is for approximately $1.27 per square foot per month ($1,050 per month) and is at commercially favorable rates in the opinion of management. The Company does not have any additional facilities, and believes that this space is adequate given the Company's current office and administrative requirements.

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is presently considering potential litigation and claims against former corporate officers for acts, which may include misrepresentation, misappropriation of corporate assets, breach of fiduciary duty and usurpation of corporate opportunities.

The Company has the following claims pending against it:

  Virtual Design and Animation - Virtual Design and Animation has a judgement against Augrid Corporation with regard to a contract dispute. This judgement is in the amount of twenty-five thousand dollars ($25,000).
  Orchard's way Realty - Orchard's Way Realty filed litigation against Augrid Corporation regarding a property lease. The litigation was settled for twenty-five thousand dollars ($25,000) and all settlement payments were concluded in March, 2000.
  Leo Martinez has made a claim for fees from Augrid Corporation regarding a financial advisory agreement. Management disputes any claim from Mr. Martinez.
  Frank Iaconis, a creditor of the Company, has made a claim for payment of the amount due to him.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission. The Form 10-SB filing has been approved, and the Company's shares are registered under the Securities Act of 1933 (the "Act"). The Company intends to meet the fully-reporting requirements of the Act and file reports in the required intervals. The Company is currently seeking to be listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner	Number of Shares	% of Class
Muhammad J. Shaheed (1)	27,060,000	54.24%
Mary F. Sloat-Horoszko (1)	750,000	1.50%
Essa Mashni (1)	72,000	0.14%
Augrid Corporation (2)	1,000,000	2.00%
Summer International (3)	4,850,000	9.72%
All Executive Officers and Directors as a Group (3 persons)	27,882,000 (4)	55.89%

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o 140 Public Square, The Park Building, Suite 108, Cleveland, Ohio 44114.

  Augrid Corporation ("Augrid of Delaware") is majority-owned by the Company's current officers and directors; they own 54.70% of this company's issued and outstanding common stock.

  This company is currently owned by Joseph Cornwell, a shareholder of the Company.

  Not including each executive officer's ownership of the Company through ownership of the shares of Augrid of Delaware, Inc. or Summer International.

As of February 14, 2000, there were 514 stockholders of record and approximately two (2) beneficial owners of the Company's common stock.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

The Company was organized August 4, 1995, and is considered to be a developmental stage company developing and assisting in the process of developing proprietary flat panel display technology. The Company has a limited operating history and has not generated revenues from its operations. Augrid's activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its services, the level of competition and its ability to satisfy governmental regulations and deliver its products while maintaining quality and controlling costs.

Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its proposed products and technologies. If the Company is unable to generate revenues from such products and technologies, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis, although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently develop a viable flat-panel display technology. The Company designates as its priorities for the next twelve (12) months of operations as developing and marketing its products and technology to establish its business in the flat-panel display industry. Realization of sales of the Company's products and technology during the fiscal year ending December 31, 2000 is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive product, service or technology could force the Company out of business.

Results of Operations

Period from January 31, 1999 to December 31, 1999.

The operational period from January 31, 1999 to December 31, 1999, achieved two (2) main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to develop and assist in the development of flat-panel display technology.

Revenues. Augrid of Nevada is a developmental stage company as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing its technology in the flat-panel display market, (2) seeking strategic alliances to obtain assistance with the development of flat-panel technology and (3) maintaining its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. The Company incurred expenses for the operating period January 31, 1999 to December 31, 1999, totaling $534,719. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. The Company's professional and service expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. Due to the significant operating expenses, Augrid of Nevada experienced a net loss of $535,719. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from flat-panel display technology in the fiscal year 2000.

Liquidity and Capital Resources

The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from its services during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Augrid of Nevada may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock, preferred stock and debentures. During its normal course of business, the Company may experience net positive cash flows from operations, attributable to the issuance of notes payable and capital stock, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through further common or preferred stock offerings, bank borrowings and loans, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Year 2000 Issue

The Company uses computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, failure by key service providers to the Company, such as its Web hosting service provider to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business.

ITEM 7. FINANCIAL STATEMENTS.

AuGRID OF NEVADA, INC.
AUDITED FINANCIAL STATEMENTS
AS OF DEMBER 31.1999

AuGRID OF NEVADA, INC.

Financial Statements

TABLE OF CONTENTS

PAGE NO.
Auditor's Report
Balance Sheet as of December 31, 1999	2-3
Statement of Income for the year ended December 31, 1999	4
Statement of Retained Earnings as of December 31, 1999	5
Statement of Cash Flows for the year ended December 31, 1999	6
Notes to the Financial Statements -
as of December 31, 1999	7-10

HENRY L. CREEL CO., INC.
Certified Public Accountant
(216) 491-0800
Fax (216) 491-0803

To Shareholders and Board of Directors

AuGRID OF NEVADA, INC.

Independent Auditor's Report

I have audited the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of December 31, 1999, and the related statement of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility, of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

As discussed in note 6, the Company is currently involved in litigation. The ultimate outcome of the litigation cannot presently be determined and no provision for any liability that may result has been made in the accompanying financial statement.

In my opinion, with the exception matter described in the preceding paragraph the financial statements referred to above present fairly, in all material respects, the financial position of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles,

March 24, 2000

AuGRID OF NEVADA, INC.
Balance Sheet
As of December 31, 1999

ASSETS

CURRENT ASSETS
Cash	$ 90,579
Total Current Assets	90,579
PROPERTY AND EQUIPMENT (Note 1)
Machinery And Equipment	68,080
Furniture And fixtures	2,731
Office Equipment	14,176
Total Property At Cost	84,987
Less: Accumulated Depreciation and Amortization	(9,418)
Net Property and Equipment	75,569
OTHER ASSETS
Deferred Charges (Note 5)	700,001
Total Other Assets	700,001
TOTAL ASSETS	$ 866,149

The accompanying notes are an integral part of this statement,

AuGRID OF NEVADA, INC.
Balance Sheet
As of December 31,1999

LIABILITIES AND STOCKHOLDERS" EQUITY

CURRENT LIABILITIES
Account Payable - Trade	$ 7,910
Convertible Subordinated Promissory Notes (note 4)	312,500
Total Current Liabilities	320,410
STOCKHOLDERS'- EQUITY
Capital Stock
Preferred Stock $0.001 par value 10,000,000 shares authorized and 317,500 shares issued and outstanding	127,000
Common stock with $0.001 par value
90,000,000 shares authorized; 49,889,348 shares issued and outstanding, and stated at:	1,868,511
Retained Earnings (Deficit)	(1,449,772)
Total Stockholders' Equity	545,739
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,112

The accompanying notes are an integral part of this statement

AuGRID OF NEVADA, INC.
Statement of Income
For the Year Ended December 31,1999

Net Sales (Note 1)	-0-
Direct Cost	-0-
Gross Profit	-0-
General and Administrative Expenses
Consultants	306,555
Fringe Benefits	10,042
Advertisement and Promotions	8,489
Auto Expense	13,621
Auto Lease	9,653
Rent	25,100
Lease Equipment	6,983
Furniture Lease	8,558
Direct Travel	40,838
Legal Fees	26,653
Accounting Fees	10,875
Miscellaneous Expenses	17,935
Maintenance and Repairs	1,307
Computer Expense	15,656
Office Supplies	6,939
Office Expense	3,988
Postage and Delivery	8,524
Telephone	14,003
Total General and Administrative Expenses	535,719
Income Before Depreciation	(535,719)
Depreciation	-0-
Income Before Income Taxes	535,719)
Provision for Income Taxes (Note 2)	-0-
Net Income (Loss)	(535,719)

The accompanying notes are an integral part of this statement

AuGRID OF NEVADA, INC.

Statment of Retained Earnings

As of December 31, 1999

Balance, at Beginning of Year (Deficit)	$(914,053)
Add. Net Income (Loss) for the Year	(535,719)
BaJance, at End of Year (Deficit)	$ (1,449,772)

The accompanying notes are an integral pan of this statement,

AuGRID OF NEVADA, INC.
Statement of Cash Flows
As of December 31, 1999

OPERATING ACTIVITIES
Net Income (Loss)	$ (535,719)
Adjustments to reconcile Net Income to
Net Cash provided by Operating Activities:
Depreciation and Amortization	-0-
Changes in Operating Assets and Liabilities Net:
Increase in Accounts Payable	3,303
Net Cash Used by Operating Activities	(532,416)
INVESTING ACTIVITIES
Increase in Deferred Charges	(171,676)
Purchase of Property and Equipment	(1,102)
Net Cash Used in Investing Activities	(172,778)
FINANCING ACTIVITIES
Proceeds from Promissory Note	312,500
Proceeds Issuance of Capital Stock	475,413
Net Cash Provided by Financing Activities	787,913
Increase in Cash and Cash Equivalents	82,719
Cash and Cash Equivalents at Beginning of Year	7,860
Cash and Cash Equivalents at End of Year	$ 90,579

The accompanying notes are an integral part of the statement

AuGRID OF NEVADA, INC.
Notes to Financial Statements
As of December 31, 1999

Note 1 Summary of Significant Accounting Policies

AuGRID OF NEVADA, INC., (a Nevada Development Stage Corporation) formed under the laws of the State of Nevada, is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The company currently has no operations and, in accordance with SFAS #7 is considered a development corporation.

A Method of Accounting

The financial records of the company are maintained on the accrual basis of accounting.

B. Property and Equipment

All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

		Years
Machinery and Equipment	$ 68,080	7
Furniture and Fixtures	2,731	7
Office Equipment	14,176	5
Total Property & Equipment	$ 84,987

Major renewals and improvements of property and equipment are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the assets are charged against current operations.

When property and equipment is disposed of, any gain or loss is included in current operations.

C. Going Concern

The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to begin producing sales in late 2000 or early 2001.

AUGRID OF NEVADA, INC.
Notes to Financial Statements
As of December 31, 1999

Note 2 Income Taxes

The Company is a C Corporation for Federal Income Tax purposes. There is no provision for Federal Income tax because of an unexpired net operating loss carry forward.

Note 3 Capitalization

On March 1, 1998, Augrid Corporation's current controlling shareholders purchased controlling interest in Ironwood Ventures via the purchase of approximately 4,616,111 shares of Common Stock of Ironwood Ventures' in private transactions; this represented approximately 62.2 percent (62.2%) of Ironwood Ventures' issued and outstanding Common Stock.

On March 2, 1998, Ironwood Ventures' executed a forward stock split of its stock, 6.06571228 to 1. In addition, Ironwood Ventures' increased its authorized shares to 90,000,000 common shares, par value $0.001, 10,000,000 preferred shares, par value $0.001, and changed its name to Augrid of Nevada, Inc.

On March 12, 1998, Ironwood Ventures' now called Augrid of Nevada, Inc. - executed an asset purchase agreement purchasing substantially all of the assets of Augrid Corporation, a Delaware corporation hereinafter referred to as "Augrid of Delaware", a company under common control by the control shareholders of the Ironwood Ventures', for 1,000,000 newly issued shares of the Ironwood Ventures'. This was not a third party, arms length transaction, and due to the development stage and specialized nature of the assets\technology that Ironwood Ventures' purchased, the Company's management is unable to determine how this transaction would compare to a similar arms length transaction. The shares of common stock were spun off to Augrid of Delaware shareholders on a pro-rate basis on March 13, 1998.

AuGRID OF NEVADA, INC.
Notes to Financial Statements
As of December 31, 1999

Note 4 Convertible Subordinated Promissory Note

Pursuant to the convertible subordinated promissory note and convertible debenture/note purchase agreement, the company shall incur a future obligation to pay interest at the rate of three percent (3%) per annum (the "Initial Interest Rate") on the principal of notes outstanding during the period beginning on the date of the receipt of the proceeds and ending on the date that the principal amount of notes becomes due and payable. Interest shall accrue until the date of conversion and shall be payable in full on the conversion date.

The Voluntary Conversion by holder of notes has the right, at the holders option, at any time prior to payment in full of the principal balance of notes, to convert notes, in whole or in part, into fully paid and nonassessable share of common stock of the company. The number of shares of common stock into which notes may be converted ("Conversion Shares") shall be determined by dividing the aggregate principal amount together with all accrued interest to the date of conversion by the conversion price in effect at the time of such conversion, The initial conversion price should be equal to Fifty Cents ($0.50). The Automatic Conversion means that the entire principal amount of notes shall be automatically converted into shares of common stock at the conversion price at the time in effect immediately after the company is fully reporting with the Securities and Exchange Commission and listed and traded on OTCBB or such other national market or exchange.

Note 5 Deferred Charges

Deferred charges consists of organizational cost in connection with starting the corporation and cost of stock offering. Also included in the deferred charges are researcli and development costs of the development stage company. No amortization will be charged until the company start operations.

AuGRID OF NEVADA, INC.
Notes to Financial Statements
As of December 31, 1999

Note 6 Litigation and Coutingent Liabilities

There is a legal action pending against the AuGrid of Nevada, Inc., involving a claim, a Company have regarding a contract dispute, and also individual with a dispute regarding a financial advisory agreement with AuGrid of Nevada, Inc. The action is being handled by the counsel of AuGrid of Nevada, Inc due to the nature of the action and the inherent uncertainty regarding the outcome of any litigation, the company at this time is unable to determine whether any material loss will result for this litigation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incoproated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

NAME OF INDIVIDUAL	POSITION WITH COMPANY	ANNUAL COMPENSATION
Muhammad J. Shaheed	President and CEO	$23,400
Mary F. Sloat-Horoszko	Secretary, Treasurer and CFO	$23,400
Michael Makki	Director	$-0-
Essa Mashni	Director	$-0-

Footnotes to Executive Compensation:

  No executive officer of the Company prior to December 31, 1999 drew a salary from the Company.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 1, 1998, Augrid's current controlling shareholders purchased controlling interest in Ironwood Ventures via the purchase of approximately 4,616,111 shares of common stock of Ironwood Ventures in a private transaction. This represented approximately 62.2% of Ironwood Ventures' issued and outstandin common stock.

On March 2, 1998, Ironwood Ventures executed a forward stock split of its common stock on a 6.06571228 to 1 basis. In addition, Ironwood Ventures increased its authorized shares to 90,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001 par value, and changed its name to Augrid of Nevada, Inc.

On March 12, 1998, the Company executed an asset purchase agreement purchasing substantially all of the assets of Augrid Corporation, a Delaware corporation hereinafter referred to as "Augrid of Delaware", a company under common control by the control shareholders of the Company, for 1,000,000 newly issued shares of the Company. This was not a third party, arms length transaction, and due to the development stage and specialized nature of the assets/technology that the Company purchased, the Company's management is unable to determine how this transaction would compare to a similar arms length transaction. The 1,000,000 shares of the Company were spun off to Augrid of Delaware shareholders on a pro-rata basis on March 13, 1998. In the asset purchase transaction, the Company acquired the right to ongoing preliminary negotiations involving an exclusive research and development agreement with Ceravision Limited, originally undertaken by Augrid of Delaware in conjunction with the Sarnoff Research Facility in Princeton, New Jersey.

ITEM 13. EXHIBITS

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGRID OF NEVADA, INC.

By:

/s/Date: March 31, 2000

Muhammad J. Shaheed

President, Chairman and CEO

By:

Date: March 31, 2000

/s/Mary F. Sloat-Horoszko

Secretary, Treasurer and Director

INDEX TO EXHIBITS
Exhibit Number	Name and/or Identification of Exhibit
2.	(1) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
(a) Asset Purchase Agreement with Augrid Corporation
(b) Amendment to Asset Purchase Agreement
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed August 5, 1995
(b) Certificate of Amendment of Articles of Incorporation of the Company filed March 18, 1998
(c) By-Laws of the Company adopted August 4, 1995
4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
11.	Statement Re-Computation of Per Share Earnings
Computation of per share earnings can be clearly determined from the table set forth in Note 2 of the Company's financial statements
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of Augrid of Nevada, Inc. ending
December 31, 1999
(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.