Form 10QSB
period 2000-03-31
AUGRID OF NEVADA INC
filed 2000-05-22
CIK 1101752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
AuGrid of Nevada, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0345540 (I.R.S. Employer Identification No.)
140 Public Square, The Park Building, Suite 208, Cleveland, Ohio (Address of principal executive offices)	44114 (Zip Code)
(216) 344-9800 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,889,348

AUGRID OF NEVADA, INC.
(A Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report	4
Balance Sheet March 31, 2000	5
Statement of Income for the three month period ended March 31, 2000	7
Statement of Retained Earnings as of March 31, 2000	8
Statement of Cash Flows for the three month period ended March 31, 2000	9
Notes to Financial Statements - as of March 31, 2000	10
Item 2. Management's Discussion and Plan of Operation	15
PART II - OTHER INFORMATION
Item 6. Exhibits	16
SIGNATURES	17

HENRY L. CREEL CO., INC.
Certified Public Accountant
(216) 491-0800
Fax (216) 491-0803

To Shareholders and Board of Directors:
AuGrid OF NEVADA, INC.
140 Public Square Suite 208
Cleveland, Ohio 44114

ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of AuGrid OF NEVADA, INC. (a Nevada Development Stage Corporation) as of March 31, 2000, and the related statement of income, retained earnings and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGrid OF NEVDAD, INC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any modifications that should be made to the accompanying financial statements in order to be in conformity with generally accepted accounting principles.

/s/ Henry L. Creel Co., Inc.
May 9, 2000

3587 LEE ROAD * SHAKER HEIGHTS * OHIO 44120

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AuGrid OF NEVADA, INC.
Balance Sheet
March 31, 2000

ASSETS
CURRENT ASSETS

Cash	$ 210,177
Consultant Advances	1,564

Total Current Assets	211,741

PROPERTY AND EQUIPMENT (Note 1)

Machinery And Equipment	68,080
Furniture And Fixtures	2,731
Office Equipment	14,176

Total Property At Cost	84,987

Less: Accumulated Depreciation and Amortization	(9,418)

Net Property and Equipment	75,569

OTHER ASSETS

Deposit Building Construction	5,000
Deferred Charges (Note 5)	792,371

Total Other Assets	797,371

TOTAL ASSETS	$ 1,084,681

"SEE ACCOUNTANT'S REVIEW REPORT"

AuGrid OF NEVADA, INC.
Balance Sheet
March 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Account Payable - Trade	$ 11,511
Convertible Subordinated Promissory Notes (note 4)	829,599

Total Current Liabilities	841,110

STOCKHOLDERS' EQUITY

Capital Stock

Preferred Stock $0.001 par value 10,000,000 shares authorized and 317,500 shares issued and outstanding	127,000
Common Stock $0.001 par value 90,000,000 shares authorized; 49,889,348 shares issued and outstanding, and stated at:	1,868,511
Retained Earnings (Deficit)	(1,751,940)

Total Stockholders' Equity	243,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,084,681

"SEE ACCOUNTANT'S REVIEW REPORT"

AuGrid OF NEVADA, INC.
Statement of Income
For the Three Month Period Ended March 31, 2000

Net Sales (Note 1)	$ -0-

Direct Cost	-0-

Gross Profit	-0-

General and Administrative Expenses

Consultants	129,018
Fringe Benefits	-0-
Advertisement and Promotions	-0-
Auto Expense	7,685
Auto Lease	-0-
Insurance	371
Rent	3,281
Lease Equipment	2,278
Furniture Lease	6,608
Direct Travel	50,502
Legal Fees	38,207
Accounting Fees	9,600
Miscellaneous Expenses	23,214
Maintenance and Repairs	-0-
Computer Expense	10,305
Office Supplies	1,011
Office Expense	4,984
Postage and Delivery	2,943
Telephone	12,224

Total General and Administrative Expenses	302,168

Income (Loss) Before Depreciation	(302,168)

Depreciation	-0-

Income (Loss) Before Income Taxes	(302,168)

Provision for Income Taxes (Note 2)	-0-

Net Income (Loss)	$ (302,168)

"SEE ACCOUNTANT'S REVIEW REPORT"

AuGrid OF NEVADA, INC.
Statement of Retained Earnings
As of March 31, 2000

Balance, at Beginning of Period (Deficit)	$ (1,449,772)

Add: Net Income (Loss) for the Period	(302,168)

Balance, at End of Period (Deficit)	$ (1,751,940)

"SEE ACCOUNTANT'S REVIEW REPORT"

AuGrid OF NEVADA, INC.
Statement of Cash Flows
As of March 31, 2000

OPERATING ACTIVITIES

Net Income (Loss)	$ (302,168)

Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:

Depreciation and Amortization	-0-

Changes in Operating Assets and Liabilities Net:	2,000

Increase in Consultant Advances	(1,564)
Proceeds from Promissory Notes	517,099
Increase in Accounts Payable	3,601

Net Cash Used by Operating Activities	$ 216,968

INVESTING ACTIVITIES

Increase in Deposits	(5,000)
Increase in Deferred Charges	(92,370)

Net Cash Used by Investing Activities	$ (97,370)

FINANCING ACTIVITIES

Net cash provided by financing activities	$ -0-

Increase in Cash and Cash Equivalents	119,598

Cash and Cash Equivalents at Beginning of Period	90,579

Cash and Cash Equivalents at End of Period	$ 210,177

"SEE ACCOUNTANT'S REVIEW REPORT"

AuGrid OF NEVADA, INC.
Notes to Financial Statements
As of March 31, 2000

Note 1	Organization and Summary of Significant Accounting Policies

	A. Organization

AuGrid OF NEVADA, INC., (a Nevada Development Stage Corporation) formed under the laws of the State of Nevada, is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The company currently has no operations and, in accordance with SFAS #7 is considered a development corporation.

	B. Basis of Presentation

The financial records of the company are maintained on the accrual basis of accounting. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

	C. Property and Equipment

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

AuGrid OF NEVADA, INC.
Notes to Financial Statements
As of March 31, 2000

D. Going Concern

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

E. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Note 2	Income Taxes

The Company is a C Corporation for Federal Income Tax purposes. There is no provision for Federal Income tax because of an unexpired net operating loss carry forward.

AuGrid OF NEVADA, INC.
Notes to Financial Statements
As of March 31, 2000

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

On March 13, 1998, Ironwood Ventures' - now called AuGrid of Nevada, Inc. - executed an asset purchase agreement purchasing substantially all of the assets of AuGrid Corporation, a Delaware corporation hereinafter referred to as "AuGrid of Delaware", a company under common control by the control shareholders of the Ironwood Ventures', for 1,000,000 newly issued shares of Ironwood Ventures'. This was not a third party, arms length transaction, and due to the development stage and specialized nature of the assets/technology that Ironwood Ventures' purchased, the Company's management is unable to determine how this transaction would compare to a similar arms length transaction. The shares of common stock were spun off to AuGrid of Delaware shareholders on a pro-rate basis on March 13, 1998.

AuGrid OF NEVADA, INC.
Notes to Financial Statements
As of March 31, 2000

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

The Voluntary Conversion by holder of notes has the right, at the holders option, at any time prior to payment in full of the principal balance of notes, to convert notes, in whole or in part, into fully paid and nonassessable share of common stock of the company. The number of shares of common stock into which notes may be converted ("Conversion Shares") shall be determined by dividing the aggregate principal amount together with all accrued interest to the date of conversion by the conversion price in effect at the time of such conversion. The initial conversion price should be equal to Fifty Cents ($0.50). The Automatic Conversion means that the entire principal amount of notes shall be automatically converted into shares of common stock at the conversion price at the time in effect immediately after the company is fully reporting with the Securities and Exchange Commission and listed and traded on the OTCBB or such other national market or exchange.

Note 5	Deferred Charges

Deferred charges consists of organizational cost in connection with starting the corporation and cost of stock offering. Also including in the deferred charges are research and development costs of the development stage company. No amortization will be charged until the company start operations.

AuGrid OF NEVADA, INC.
Notes to Financial Statements
As of March 31, 2000

Note 6	Litigation and Contingent Liabilities

There is a legal action pending against the AuGrid of Nevada, Inc., involving a claim, a Company have regarding a contract dispute, and also individual with a dispute regarding a financial advisory agreement with AuGrid of Nevada, Inc. The action is being handled by the counsel of AuGrid of Nevada, Inc. due to the nature of the action and the inherent uncertainty regarding the outcome of any litigation, the company at this time is unable to determine whether any material loss will result for this litigation.

Item 2. Management's Discussion and Plan of Operation

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

Results of Operations

The Company has not generated any revenues since its inception. The Company has limited operating history. The Company was organized on August 4, 1995. Activities to date have been limited primarily to organization, initial capitalization, finding and securing a management team and board of directors, the development of a business plan and commencing with initial operational plans.

As of March 31, 2000, the Company has developed a business plan, effectuated an asset purchase agreement to purchase the technology and assets of a company in a similar line of business as the Company, recruited and retained a management team, attained fully-reporting status with the U.S. SEC and raised capital via a private placement offerings of stock and debt. As a development stage company, the Company has no new products or services to announce.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock and the issuance of debt securities. The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

The officers and directors of the Company may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
2	Plan of Acquisition

(a)Asset Purchase Agreement with AuGrid Corporation. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)Amendment to Asset Purchase Agreement. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

3	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed August 4, 1995. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)Certificate of Amendment of Articles of Incorporation of the Company filed March 18, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(c)By-Laws of the Company adopted August 4, 1995. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

23	Consent of Experts and Counsel
Consents of independent public accountants
27	Financial Data Schedule
Financial Data Schedule of AuGrid of Nevada, Inc. ending March 31, 2000

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AuGrid of Nevada, Inc.

(Registrant)

Date: May 15, 2000

By: /s/ Muhammad J. Shaheed
Muhammad J. Shaheed, President

By: /s/ Mary F. Sloat-Horoszko
Mary F. Sloat-Horoszko, Secretary, Treasurer and Director