Form 10QSB
period 2000-06-30
AUGRID OF NEVADA INC
filed 2000-08-31
CIK 1101752

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                     Augrid of Nevada, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          34-1878390
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

  140 Public Square, The Park                 44114
Building, Suite 208, Cleveland,             (Zip Code)
             Ohio
(Address of principal executive
           offices)

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


                         Table of Contents
                                                               Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report                         4

Balance Sheet March 31, 2000                                   5

Statement of Income for the three month period ended March     7
31, 2000

Statement of Retained Earnings as of March 31, 2000            8

Statement of Cash Flows for the three month period ended       9
March 31, 2000

Notes to Financial Statements - as of March 31, 2000           10

Item 2. Management's Discussion and Plan of Operation          15

PART II - OTHER INFORMATION

Item 6. Exhibits                                               16

SIGNATURES                                                     17





                      AuGRID OF NEVADA, INC.

                       FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED
                           JUNE 30, 2000
                           TOGETHER WITH
                    ACCOUNTANT'S REVIEW REPORT

                      AuGRID OF NEVADA, INC.

                       Financial Statements

                         TABLE OF CONTENTS


                                                     PAGE NO.
Review Report
Balance Sheet as of June 30, 2000                      2-3

Statement of Income for the six month period ended      4
June 30, 2000

Statement of Retained Earnings as of June 30, 2000      5

Statement of Cash Flows for the six month period        6
ended June 30, 2000

Notes to the Financial Statements - as of June 30,     7-11
2000




                     HENRY L. CREEL CO., INC.
                    Certified Public Accountant
                          (216) 491-0800
                        Fax (216) 491-0803


To Shareholders and Board of Directors
AuGRID OF NEVADA, INC.
140 Public Square Suite 208
Cleveland, Ohio 44114

                    ACCOUNTANT'S REVIEW REPORT


I have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (a Nevada Development Stage Corporation) as of June 30, 2000, and the related statement of income, retained earnings and cash flows for the six months period January 1, 2000 through June 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified
Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVDAD, INC.

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

/s/ Henry L. Creel Co., Inc.
August 7, 2000



            3587 LEE ROAD * SHAKER HEIGHTS * OHIO 44120

                  PART I - FINANCIAL INFORMATION
                   Item 1. Financial Statements

                      AuGRID OF NEVADA, INC.
                           Balance Sheet
                        As of June 30, 2000


                           ASSETS
     CURRENT ASSETS

          Cash                                    43,584
          Prepaid Expenses                           500
          Consultant Advances                      6,564

          Total Current Assets                    50,648

     PROPERTY AND EQUIPMENT (Note 1)

          Machinery And Equipment                 68,080
          Furniture And Fixtures                   7,686
          Office Equipment                        14,176

          Total Property At Cost                  89,942

          Less: Accumulated Depreciation       (  9,418)
                   and Amortization

          Net Property and Equipment              80,524

     OTHER ASSETS

          Deposit Building Construction           10,000
          Deferred Charges (Note 5)              815,959

          Total Other Assets                     825,959

     TOTAL ASSETS                                957,131








                  See Accountant's Review Report

                      AuGRID OF NEVADA, INC.
                           Balance Sheet
                           June 30, 2000

                LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

          Account Payable - Trade                             $
                                                         23,301
          Convertible Subordinated Promissory           932,114
     Notes (note 4)

          Total Current Liabilities                     955,415

     STOCKHOLDERS' EQUITY

          Capital Stock

          Preferred Stock $0.001 par value              127,000
               10,000,000 shares authorized
     and
               317,500 shares issued and
     outstanding
          Common Stock $0.001 par value               1,868,511
               90,000,000 shares authorized;
               49,889,348 shares issued and
     outstanding,
               and stated at:
          Retained Earnings (Deficit)               (1,993,795)

          Total Stockholders' Equity                      1,716

     TOTAL LIABILITIES AND                                    $
          STOCKHOLDERS' EQUITY                          957,131







                  See Accountant's Review Report

                      AuGRID OF NEVADA, INC.
                        Statement of Income
           For the Six Month Period Ended June 30, 2000


     Net Sales (Note 1)                         $            -0-
     Interest Income                                         100

          Total Revenue                                      100

     Direct Cost                                             -0-

     Gross Profit                                            100

     General and Administrative Expenses

     Consultants                                         225,272
     Auto Expense                                         30,609
     Insurance                                               781
     Rent                                                  9,864
     Repairs & Maintenance                                 4,968
     Lease Equipment                                       3,429
     Furniture Lease                                       7,438
     Direct Travel                                        82,842
     Legal Fees                                           63,380
     Accounting Fees                                      16,100
     Miscellaneous Expenses                               31,256
     Computer Expense                                     21,313
     Office Supplies                                       5,605
     Office Expense                                       10,228
     Postage and Delivery                                  4,036
     Telephone                                            27,002

     Total General and Administrative                    544,123
     Expenses

     Income (Loss) Before Depreciation                 (544,023)

     Depreciation                                            -0-

     Income (Loss) Before Income Taxes                 (544,023)

     Provision for Income Taxes (Note 2)                     -0-

     Net Income (Loss)                          $      (544,023)










                  See Accountant's Review Report

                      AuGRID OF NEVADA, INC.
                  Statement of Retained Earnings
                        As of June 30, 2000






     Balance, at Beginning of Period             $   (1,449,772)
     (Deficit)

     Add: Net Income (Loss) for the                 (   544,023)
     Period

     Balance, at End of Period (Deficit)         $   (1,993,795)




                  See Accountant's Review Report

                      AuGRID OF NEVADA, INC.
                      Statement of Cash Flows
                        As of June 30, 2000




       OPERATING ACTIVITIES

            Net Income (Loss)                    $  (   544,023)

       Adjustments to reconcile Net Income
       to
         Net Cash provided by Operating
       Activities:

            Depreciation and Amortization                    -0-

       Changes in Operating Assets and
       Liabilities Net:

            Increase in Consultant Advances          (    7,064)
            Proceeds from Promissory Notes               610,659
            Increase in Accounts Payable                  15,392

            Net Cash Used by Operating                         $
       Activities                                         74,964

       INVESTING ACTIVITIES

            Purchase of Equipment                     (   5,000)
            Increase in Deposits                      (  10,000)
            Increase in Deferred Charges               (115,959)

            Net Cash Used by Investing
            Activities                                 (121,959)

       FINANCING ACTIVITIES

       Net cash provided by financing
       activities                                            -0-

       Increase in Cash and Cash Equivalents          (  46,995)

       Cash and Cash Equivalents at                       90,579
       Beginning of Period

       Cash and Cash Equivalents at End of
       Period                                             43,584








                  See Accountant's Review Report

                      AuGRID OF NEVADA, INC.
                   Notes to Financial Statements
                        As of June 30, 2000


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

              C. Property and Equipment

              All  property  and equipment is  stated  at  cost.
              The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                           Years
              Machinery and Equipment      $68,080             7

              Furniture and Fixtures         7,686             7

              Office Equipment              14,176             5

              Total Property & Equipment   $89,942

              Major renewals and improvements of property and equipment are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the assets are charged against current operations.

              When property and equipment is disposed of, any gain or loss is included in current operations.

                      AuGRID OF NEVADA, INC.

                   Notes to Financial Statements
                        As of June 30, 2000


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

                      AuGRID OF NEVADA, INC.
                   Notes to Financial Statements
                        As of June 30, 2000


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

                      AuGRID OF NEVADA, INC.

                   Notes to Financial Statements
                        As of June 30, 2000


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

                      AuGRID OF NEVADA, INC.

                   Notes to Financial Statements
                        As of June 30, 2000


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

Results of Operations

The  Company  has not generated any revenues since its  inception.
The  Company  has  limited  operating history.   The  Company  was
organized on August 4, 1995. Activities to date have been limited primarily to organization, initial capitalization, finding and securing a management team and board of directors, the development of a business plan and commencing with initial operational plans. As of June 30, 2000, the Company has developed a business plan, effectuated an asset purchase agreement to purchase the technology and assets of a company in a similar line of business as the Company, recruited and retained a management team, attained fully-reporting status with the U.S. SEC and raised capital via a private placement offerings of stock and debt. As a development stage company, the Company has no new products or services to announce.

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

PART II - OTHER INFORMATION

                         Item 6. Exhibits

       Exhibit      Name and/or Identification of Exhibit
       Number

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

         13         Annual or Quarterly Reports

                         (a)  Form 10-KSB for the year ended December 31,
                            1999.     Incorporated by  reference  to  the
                            Company's Annual Report for Small Business Issuers, previously filed with the Commission.

                         (b)  Form 10-QSB for the three months ended March
                            31, 2000.    Incorporated  by reference to the
                            Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.

         23          Consent of Experts and Counsel

                         Consents of independent public accountants

         27         Financial Data Schedule

                         Financial Data Schedule of Augrid of Nevada,
                         Inc. ending June 30, 2000

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Augrid of Nevada, Inc.
                           (Registrant)

Date: August 23, 2000

By: /s/ Muhammad J. Shaheed

     Muhammad J. Shaheed, President

By: /s/ Mary F. Sloat-Horoszko

       Mary F. Sloat-Horoszko, Secretary, Treasurer and Director