Form 10QSB
period 2000-09-30
AUGRID OF NEVADA INC
filed 2000-11-14
CIK 1101752

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File Number:

                     Augrid of Nevada, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0219656
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

 The Park Building, 140 Public                44114
 Square, Suite 208, Cleveland,              (Zip Code)
             Ohio
(Address of principal executive
           offices)

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


/1/



                      AUGRID OF NEVADA, INC.
                   (A Development Stage Company)



                         Table of Contents
                                                     Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                            3

Balance Sheet September 30, 2000                        4

Statement of Income For the Nine Month Period Ended     6
September 30, 2000

Statement of Retained Earnings As of September 30,      7
2000

Statement of Cash Flows As of September 30, 2000        8

Notes to Financial Statements - As of September 30,     9
2000

Item 2. Management's Discussion and Plan of            14
Operation

PART II - OTHER INFORMATION

Item 6. Exhibits                                       15

SIGNATURES                                             16




/2/







                      AUGRID OF NEVADA, INC.

                       FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED
                        SEPTEMBER 30, 2000
                           TOGETHER WITH
                    ACCOUNTANT'S REVIEW REPORT


                  PART I - FINANCIAL INFORMATION

                   Item 1. Financial Statements


/3/



                      AUGRID OF NEVADA, INC.
                           Balance Sheet
                     As of September 30, 2000


                            ASSETS
     CURRENT ASSETS

     Cash                                        $  1,919
     Prepaid Expenses                                 500
     Consultant Advances                            7,066
                                                 --------
          Total Current Assets                      9,485

     PROPERTY AND EQUIPMENT (Note 1)


     Machinery And Equipment                       68,080
     Furniture And Fixtures                         7,686
     Office Equipment                              14,176

     Total Property At Cost                        89,942

     Less: Accumulated                            (9,418)
     Depreciation
          and Amortization
                                                 --------
          Net Property and                         80,524
     Equipment

     OTHER ASSETS

     Deposit Building                              25,200
     Construction
     Deferred Charges (Note 5)                  1,571,973
                                               ----------
          Total Other Assets                    1,597,173
                                               ----------
     TOTAL ASSETS                             $ 1,687,182
                                              ===========


                    See Accountant's Review Report


/4/



                      AUGRID OF NEVADA, INC.

                           Balance Sheet

                     As of September 30, 2000


                LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

     Account Payable - Trade                              $  68,938
     Convertible Subordinated Promissory Notes (note 4)   1,478,114

     Short-term Notes Payable (note 7)                      299,700
                                                          ---------
          Total Current Liabilities                       1,846,752

     LONG-TERM LIABILITIES

       Total Liabilities                                  1,846,752

     STOCKHOLDERS' EQUITY

     Capital Stock

     Preferred Stock $0.001 par value                       127,000
          10,000,000 shares authorized and
          317,500 shares issued and outstanding

     Common Stock $0.001 par value                        1,868,511
          90,000,000 shares authorized;
          49,889,348 shares issued and outstanding, and stated at:

     Retained Earnings (Deficit)                        (2,155,081)
                                                         ----------

     Total Stockholders' Equity                           (159,570)
                                                         ----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                             $ 1,687,182
                                                        ===========



                  See Accountant's Review Report


/5/



                      AUGRID OF NEVADA, INC.

                        Statement of Income
        For the Nine Month Period Ended September 30, 2000


     Net Sales (Note 1)                                  $   -0-
     Interest Income                                         524
                                                         -------
     Total Revenue                                           524

     Direct Cost                                             -0-
                                                         -------
     Gross Profit                                            524
                                                         -------
     General and Administrative Expenses

     Consultants                                         299,444
     Auto Expense                                         39,394
     Insurance                                             2,020
     Rent                                                 15,927
     Repairs & Maintenance                                 5,358
     Lease Equipment                                       4,988
     Furniture Lease                                       9,866
     Direct Travel                                        99,177
     Legal Fees                                           89,855
     Accounting Fees                                      17,651
     Miscellaneous Expenses                               34,440
     Computer Expense                                     24,087
     Office Supplies                                       8,158
     Office Expense                                       14,446
     Postage and Delivery                                  4,894
     Telephone                                            36,128
                                                         -------
     Total General and Administrative Expenses           705,833
                                                         -------
     Income (Loss) Before Depreciation                  (705,309)


     Depreciation                                            -0-
                                                         -------
     Income (Loss) Before Income Taxes                  (705,309)


     Provision for Income Taxes (Note 2)                     -0-
                                                         -------
     Net Income (Loss)                               $ (705,309)
                                                       =========


                  See Accountant's Review Report


/6/



                      AUGRID OF NEVADA, INC.

                  Statement of Retained Earnings
                        As of June 30, 2000






     Balance, at Beginning of Period (Deficit)      $ (1,449,772)


     Add: Net Income (Loss) for the Period              (705,309)

     Balance, at End of Period (Deficit)             $ 2,155,081)



                  See Accountant's Review Report


/7/



                      AUGRID OF NEVADA, INC.

                      Statement of Cash Flows
                     As of September 30, 2000




       OPERATING ACTIVITIES

       Net Income (Loss)                             $ (705,309)

       Adjustments to reconcile Net Income to
        Net Cash provided by Operating Activities:

       Depreciation and Amortization                         -0-

       Changes in Operating Assets and Liabilities
       Net:

       Increase in Consultant Advances                   (7,066)
       Increase in Prepaid Expenses                        (500)
       Proceeds from Promissory Notes                  1,165,614
       Increase in Accounts Payable                       61,028
                                                       ---------
            Net Cash Used by Operating Activities     $  513,767
                                                       =========
       INVESTING ACTIVITIES

       Purchase of Equipment                             (4,955)
       Increase in Deposits Building Construction       (25,200)
       Increase in Deferred Charges                    (871,972)
                                                       ---------
            Net Cash Used by Investing Activities    $ (902,127)
                                                       =========
       FINANCING ACTIVITIES

       Proceeds from Short-term Notes Payable            299,700
                                                       ---------
       Net cash provided by financing activities         299,700
                                                       ---------
       Decrease in Cash and Cash Equivalents            (88,660)

       Cash and Cash Equivalents at Beginning of          90,579
       Period                                          ---------

       Cash and Cash Equivalents at End of Period       $  1,919
                                                       =========



                    See Accountant's Review Report


/8/



                      AUGRID OF NEVADA, INC.

                   Notes to Financial Statements
                     As of September 30, 2000


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

                  C. Property and Equipment

                  All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                       Years
                  Machinery and                  $       7
                  Equipment                 68,080
                  Furniture and Fixtures     7,686       7
                  Office Equipment          14,176       5
                  Total Property &               $
                  Equipment                 89,942

                  Major renewals and improvements of property and equipment are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the assets are charged against current operations.

                  When property and equipment is disposed of, any gain or loss is included in current operations.




/9/



                      AUGRID OF NEVADA, INC.

                   Notes to Financial Statements
                     As of September 30, 2000


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



/10/



                      AUGRID OF NEVADA, INC.

                   Notes to Financial Statements
                     As of September 30, 2000


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


/11/




                      AUGRID OF NEVADA, INC.

                   Notes to Financial Statements
                     As of September 30, 2000


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



/12/



                      AUGRID OF NEVADA, INC.

                   Notes to Financial Statements
                     As of September 30, 2000


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

     Note 7       Short-term Notes

                  The short-term note consists of two demand notes payable to shareholders to be Repaid in ninety (90) days, secured by company stock.


/13/



       Item 2. Management's Discussion and Plan of Operation


Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

Augrid of Nevada, Inc., hereinafter referred to as the "Company," "Augrid", or "AGRD" was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on August 4, 1995. The Company is a developmental stage company with a business objective to develop, acquire and manage development stage technologies that assist in the process of developing proprietary flat panel display technology. The Company, although in its development stages, is currently a minority-owned research and Development Company that has ownership of what management of the Company believes is the first truly operational flat panel display technology. The Company believes that the uniqueness of its proprietary technology lies with the incorporation of a proprietary ceramic backplane which the Company's management believes will allow manufacturers to overcome pricing, power and size obstacles currently facing all other manufacturers in the flat panel display industry.

Results of Operations

The  Company  has generated minimal revenues since its  inception.
The Company has limited operating history. Activities to date have been limited primarily to organization, initial capitalization, finding and securing a management team and board of directors, the development of a business plan and commencing with initial operational plans.

As of September 30, 2000, the Company has developed a business plan, effectuated an asset purchase agreement to purchase the technology and assets of a company in a similar line of business as the Company, recruited and retained a management team, attained fully-reporting status with the U.S. SEC and raised capital via a private placement offerings of stock and debt. As a development stage company, the Company has no new products or services to announce.

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


/14/



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

         13         Annual or Quarterly Reports

                         (a)Form 10-KSB for the year ended December 31, 1999. Incorporated by reference to the Company's Annual Report for Small Business Issuers, previously filed with the Commission.

                         (b) Form 10-QSB for the three months ended June 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.

         27         Financial Data Schedule

                         Financial Data Schedule of Augrid of Nevada,
                         Inc. ending September 30, 2000


/15/



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Augrid of Nevada, Inc.

                           (Registrant)

Date: November 14, 2000

By: /s/ Muhammad J. Shaheed

Muhammad J. Shaheed, President

By: /s/ Mary F. Sloat-Horoszko

Mary F. Sloat-Horoszko, Secretary, Treasurer and Director


/16/