Form 10KSB
period 2000-12-31
AUGRID OF NEVADA INC
filed 2001-04-17
CIK 1101752

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------

                           Form 10-KSB

     [X]    Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2000

     [ ]    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

          For the Transition Period from __________ to __________

                 Commission File Number 0-28661

                     Augrid of Nevada, Inc.
     (Exact Name of Registrant as Specified in its Charter)

          Nevada                        88-0219656
     (State or other                (I.R.S. employer
     jurisdiction of             identification number)
     incorporation or
      organization)

 140 Public Square, Suite 108
     Cleveland, Ohio                 44114
  (Address of principal            (Zip code)
    exectuive offices)

 Registrant's Telephone Number, Including Area Code: (216) 344-9800

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Securities Registered Pursuant to Section 12(g) of the Act:
   Common Stock, $0.001 par value per share, 90,000,000 shares authorized, 49,889,348 issued and outstanding as of March 30, 2001.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $1,247,234 as of April 13, 2001.(1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.
                  ----------------------------
/1/

               DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

                  ----------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition."

                             PART I

ITEM 1 -- BUSINESS.

The Company

Augrid of Nevada, Inc., "Augrid", or "AGNV" was incorporated on February 28, 1995, in the State of Delaware. Augrid Corporation completed a reverse merger with a Nevada Corporation and is now Augrid of Nevada, Inc. We are a publicly traded company that will soon manufacture thin cathode ray tube technology for a broad range of flat panel display product applications designed for the transportation industry. Augrid trades on the OTCBB under the symbol "AGNV." Our headquarters are in Cleveland, Ohio.

Industry Background
Over the last 25 years, flat-panel displays - small, lightweight, and flat instruments that display digital information - have been undergoing technological improvements to provide a better quality image. In addition, the growth of FPD sales is being accelerated by the emerging portable electronic products market, as evidenced by the vigorous emergence of small, portable video cameras, portable video games, handheld television sets, video displays in the rear seats of vans, and personal digital assistants. As FPD sales grow, however, most customers seem to become dissatisfied with the cost, performance and availability tradeoffs inherent in the current technology used in FPDs. This dissatisfaction presents an opportunity for the products and technology we offer.

Products

By employing the use of vacuum microelectronics technology, Augrid's licensor in conjunction with a British Research Facility has developed a very thin device called field emission display, that provides a technological breakthrough in CRT monitors.
These FEDs are high-resolution, full-color displays with all of the operating characteristics of a standard cathode ray tube. FEDs are solid-state vacuum displays that are based on the emission of electrons from a multiple-thin-film, micron-size, field-emission cathodes arrayed on a flat-glass substrate. Because the display is matrix addressed -row- and column-patterned electrodes - the advantages of a line-at-a-time digital address is retained. As a result, the FED becomes a truly flat, low-power display with high resolution and high brightness; in addition, the patented spacer technology from our licensor's British facility allows for a glass thickness of 8 mm, resulting in a FPD that will be thin, light, and scalable to larger sizes without increasing the glass thickness.

/2/

This new product will be able to provide a reliable, low-power, video-addressable color FED at a low cost. It initially will be targeted to the automotive industry, proven successful with target sales and marketing goals met, we will seek and negotiate expansion for applications which will include but are not limited to the computer monitor industry as well as on-the-wall-television applications.

We will initially produce for the automobile industry, although the TCRT technology is designed to also meet the demands of other applications, including outdoor video advertising, television and computer monitors, as well as commercial, medical and military screen applications. Because we recognize that that the technology will address three basic market demands - lower cost, power efficiency and performance levels - our goal is to become a broadbased provider of display screens and monitors.

The Management

Atyplical of a research and development manufacturing company, we currently have a vertical management structure. However, through consultation with our advisors and board members, we have identified key personnel who are on standby to fill management roles for COO, CFO, Executive Vice President, Controller and Vice Presidents of Marketing, Sales and Manufacturing, as well as experienced high-tech salespeople.

Marketing Strategies

     Advertising

Our goal over the next two years is to create enough visibility to support our product line in the domestic automobile industries as well as foreign markets. To accomplish this, we will begin an advertising campaign in various trade publications and business magazines, keeping track of the results to maximize the return of its advertising expenses and attend trade shows in America and abroad.

     Sales

We plan to sell directly to first and second tier original equipment manufacturers; in addition, we have identified several large retail buying associations, such as the NATM group and MARTA for the purpose of automotive after-market display products. Each group has 285 large electronic appliance retailers interested in acquiring flat-panel screens in large quantities for regional distribution among buying group members.

Goals

The worldwide display market is currently $40 billion per year and projected to be over $60 billion by 2005; the FPD market is approximately $9.5 billion and estimated to be $35 billion by 2005. We believe our FPD will have the potential to displace other display technologies because of its cost effectiveness, efficiency and overall advanced product.

/3/

We also anticipate developing strong ties with major computer manufacturers, such as Dell, Gateway, Phillips in Europe and IBM in America. Although these relationships are not currently solidified, its goal within the next three years is to become synonymous with leading-edge technology in the lap top and desk-mounted computer monitor market and the evolving television industry, such as wall-mounted digital televisions.

We are committed to the production of superior display technology products that are exclusively designed to change the way people see things. Through world-class practices and a persistent commitment to excellence, we hope to be the best in all the markets it serves.

Competition

Our competition comes from the active matrix liquid-crystal displays, plasma displays and electro-luminescent panels. These products, though, are hindered by the limitations of their underlying technologies. For example, the user usually has to experiment to find the optimal angle to view one of these screens; if there is direct sunlight, the screen becomes difficult to view. These technologies become expensive when producing full-color and high-image refreshment rates-not a problem when most FPDs did not require those features. With the demands now being made on mobile communications, however, wireless and video industries are at decision points; these industries' future will be determined by their ability to develop and provide a product that is currently not available, and to do it economically. We believe we can efficiently manufacture FPDs with enhanced color and video rates without the significant power, thickness and cost penalties generally attributed to LCDs with comparable features. It is confident that its licensed TCRT/FED technology is better than the current alternatives and that it will be able to provide the hardware to support the demand for such technology.

Our exclusive licensing agreement denotes what is believed to be the first truly operational, scalable and replicable FPD technology. In addition, we believe the uniqueness of the proprietary technology resides with the incorporation of a proprietary ceramic backplane, what is which we believe will allow them to hurdle pricing, power and size obstacles that currently face all other manufacturers in the FPD industry.

RISK FACTORS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in
Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

Limited Operating History

Augrid is a developmental stage company with a limited operating history. Investors should be aware of the difficulties encountered by such enterprises, as we face all the risks inherent in any new business. These risks include, but are not limited to: the difficulty of bringing our products from the development into the mass-production stage, the attainment of sufficient market penetration in order to recover costs and generate profit, recruitment of qualified personnel, the

/4/

competition from alternative technologies, general economic conditions and other factors, some of which are beyond our control. Our future success will depend in part upon our ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support our growth. There can be no assurance that we will be successful in addressing these risks and that we will be able to continue our operations profitably, if at all.

Need for Additional Capital

We currently have no revenue-producing operations. Monies raised from previous Common Stock offerings may not be sufficient to execute our entire business plan. Further, if additional capital is required to continue existing operations we cannot with any great certaintude forecast how much additional capital will be required or guarantee that additional financing can be obtained, or if obtainable, that the terms will be satisfactory, or that such financing would not result in a substantial dilution of shareholder's interest.

Industry Factors, Competition and Economic Conditions

The flat panel display industry is intensely competitive as various firms invest in research and development trying to come up with a more efficient technology and capture the growing market. Our competitors include manufacturers of liquid crystal displays, plasma displays and electro-luminescent (EL) panels. Some competitors are well established and have substantially greater financial, marketing, personnel and other resources. There can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse effect on our results of operations. The macro-economic factors, such as growth rates, inflation and availability of credit can also significantly affect our business.

Dependence upon Management and Key Personnel

We currently are heavily dependent on the skill, acumen and services of our management team, which consists of Muhammad J. Shaheed, Mary F. Sloat-Horszko, Essa Mashni and Michael M. Makki. Our success will also be largely dependent upon our ability to continue to attract quality management and employees as our operations grow. Retention of research, development, sales and administrative professionals is particularly important to our success.

Shares Eligible for Future Sale

Future sales of substantial numbers of shares of our Common Stock, or the perception that such sales could occur, may have a material adverse effect on our ability to raise additional capital on favorable terms. As of the date of this filing, we have 49,889,348 common shares issued and outstanding. The majority of these issued and outstanding common shares are currently restricted pursuant to Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. The sale of some or all of the currently restricted Common Stock could have a material negative impact upon the market price of our Common Stock.

/5/

ITEM 2. -- PROPERTIES.

Our corporate headquarters are located at 140 Public Square, The Park Building, Suite 108, Cleveland, Ohio 44114. These facilities consist of approximately 825 square feet of standard office space. We have use of this space through a lease arrangement with Park Investment Company, a non-related party. The lease is for approximately $1.27 per square foot per month ($1,050 per month) and is at commercially favorable rates in the opinion of management. We do not have any additional facilities, and believes that this space is adequate given our current office and administrative requirements.

ITEM 3 -- LEGAL PROCEEDINGS.

We are considering potential litigation and claims against former corporate officers for acts, which may include misrepresentation, misappropriation of corporate assets, breach of fiduciary duty and usurpation of corporate opportunities.

We have the following claims pending against it:

(1) Virtual Design and Animation - Virtual Design and Animation has a judgement against Augrid Corporation with regard to a contract dispute. This judgement is in the amount of twenty-five thousand dollars ($25,000).
(2) Orchard's way Realty - Orchard's Way Realty filed litigation against Augrid Corporation regarding a property lease. The litigation was settled for twenty-five thousand dollars ($25,000) and all settlement payments were concluded in March, 2000.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

/6/

                             PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Our common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "AGNV."

Our common stock was cleared for trading on the OTCBB on March 3, 2000 and began formal trading on March 7, 2000. The following table sets forth the high and low price for our common stock on the OTCBB.

                                               HIGH       LOW
     2000
     For the period (Oct 1, 2000 to
     Dec 31, 2000)                              .28       .03

Our OTCBB quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

HOLDERS

As of December 31, 2000 there were 514 stockholders of record and 2 beneficial owners of our Common Stock.

DIVIDEND POLICY

We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

No securities have either been issued or sold within the past three years.

/7/

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

Overview
We were organized August 4, 1995, and are considered to be a development stage company. Our business objective is to assist in the process of developing proprietary flat panel display technology. We have a limited operating history and have yet to generated revenues from our operations. Activities to date have been primarily designed to further our principal business objective as stated previously. As we have been focusing solely on design and development activities leading up to the launch of the product line, we have not engaged in any major sales efforts. Future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of competition and our ability to satisfy governmental regulations and deliver our products while maintaining quality and controlling costs.

Results of Operations
For the year ended December 31, 2000.

Revenues. Augrid of Nevada is a developmental stage company as defined in SFAS #7. We have not generated any revenues to date. Substantially all of our efforts have been devoted to: (1) developing our technology in the flat-panel display market, (2) seeking strategic alliances to obtain assistance with the development of flat-panel technology and (3) maintaining our 12(g) reporting requirements with the Securities Act of 1934. Expenses. The Company incurred expenses for the year ended December 31, 2000, totaling $834,319. Over one-third of these expenditures were related to costs incurred for consulting services. The remainder of the expenses were largely attributable to general and administrative expenses, legal fees and travel and auto expenses. We believe these expenses to be an important investment in the future of our company and necessary to the continuation of our business plan.
Net Loss. Due to significant operating expenses, we experienced a net loss of $833,795 for the year ended December 31, 2000. This loss was anticipated by management as we are currently only in the initial stages of executing our business plan.

/8/

Future Business

We hope in the next 12 months to generate capital from internal revenues and earnings from the sale of our proposed products and technologies. If we are unable to generate revenues from such products and technologies, we will need to raise additional funds to meet our cash requirements.

It continues to be our intent to seek to raise additional capital via a private placement offering and to explore the benefits of potential alternative restructuring plans. In the meantime, our management plans to advance funds to the Company on an as-needed basis, although there is no definitive or legally binding arrangement to do so. We currently have no arrangements or commitments for accounts and accounts receivable financing.
There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

We believe that our initial revenues will be primarily dependent upon our ability to cost effectively and efficiently develop a viable flat-panel display technology. Realization of sales of our products and technology during the fiscal year ending December 31, 2001 is vital to our plan of operations. If we are unable to do so, it will have a material adverse effect on our business, results of operations and financial condition.

Liquidity and Capital Resources
We have generated no revenues during this period and it is unknown when we will generate significant revenues. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Augrid of Nevada may be anticipated to offset our near term cash equivalents for the next 12 to 24 months.

We have financed our cash flow requirements through issuances of common stock, preferred stock and debentures. During our normal course of business, we may experience net positive cash flows from operations, attributable to the issuance of notes payable and capital stock, pending receipt of revenues. Further, we may be required to obtain additional financing to fund operations through further common or preferred stock offerings, bank borrowings and loans, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. Our accounting firm has noted that without the realization of additional capital , it would be unlikely for the Company to continue as a going concern.

/9/

ITEM 7. -- FINANCIAL STATEMENTS.


                     AuGRID OF NEVADA, INC.

                      FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED
                        DECEMBER 31, 2000
                          TOGETHER WITH
                   ACCOUNTANT'S REVIEW REPORT




                        TABLE OF CONTENTS




                                                               PAGE NO.
                                                               --------
Accountant's Review Report                                         1

Balance Sheet as of December 31, 2000                            2 & 3

Statement of Income for the Year Ended December 31, 2000           4

Statement of Retained Earnings as of December 31, 2000             5

Statement of Cash Flows As of December 31, 2000                    6

Notes to the Financial Statements as of December 31, 2000        7 - 11


                    HENRY L. CREEL CO., INC.
                   Certified Public Accountant
                         (216) 491-0800
                       FAX (216) 491-0803




To the Board of Directors
AuGRID OF NEVADA, INC.
140 Public Square Suite 208
Cleveland, Ohio 44114



                   ACCOUNTANT'S REVIEW REPORT


I have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of December 31, 2000, and the related statement of income, retained earnings and cash flows for year ended December 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVADA, INC.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Henry L. Creel Co., Inc.


March 18, 2001



           3587 LEE ROAD   SHAKER HEIGHTS, OHIO 44120



                                1


                     AuGRID OF NEVADA, INC.
                          Balance Sheet
                     As of December 31, 2000


                             ASSETS

CURRENT ASSETS

Cash                                                 $        922
                                                     ------------
Total Current Assets                                          922

PROPERTY AND EQUIPMENT (Note 1)

Machinery And Equipment                                    68,080
Furniture And Fixtures                                      7,686
Office Equipment                                           14,176
                                                     ------------
Total Property At Cost                                     89,942

Less:  Accumulated Depreciation and Amortization          (9,418)
                                                     -----------
Net Property and Equipment                                 80,524
                                                     ------------
OTHER ASSETS

Deposits Building Construction                             21,341
Deferred Charges ( Note 5)                              1,687,907
                                                     ------------

Total Other Assets                                      1,709,248
                                                     ------------

TOTAL ASSETS                                         $  1,790,694
                                                     ============

                 See Accountant's Review Report

                                2

                     AuGRID OF NEVADA, INC.
                          Balance Sheet
                     As of December 31, 2000




              LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

Account Payable - Trade                             $      62,336
Short-term Notes Payable (note 7)                         299,700
                                                    -------------
Total Current Liabilities                                 362,036

LONG-TERM DEBT

Total Long-Term Debt                                          -0-
                                                    -------------
Total Liabilities                                         362,036

STOCKHOLDERS' EQUITY

Capital Stock

Preferred Stock $ 0.001 par value 10,000,000 shares
authorized and 317,500 shares issued and                  127,000
outstanding

Common stock- with $0.001 par value 90,000,000
shares
authorized; 49,889,348 shares issued and
outstanding,
and stated at:                                          3,585,225

Retained Earnings (Deficit)                            (2,283,567)
                                                    -------------

Total Stockholders' Equity                              1,428,658
                                                    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   1,790,694
                                                    =============


                 See Accountant's Review Report

                                3


                     AuGRID OF NEVADA, INC.
                       Statement of Income
              For the Year Ended December 31, 2000


Net Sales (Note 1)                                    $       -0-
Interest Income                                               524
                                                      -----------
Total Revenue                                                 524

Direct Cost                                                   -0-

Gross Profit                                                  524

General and Administrative Expenses

Consultants                                               373,554
Auto Expense                                               49,205
Insurance                                                   2,888
Rent                                                       19,655
Repairs & Maintenance                                       5,537
Lease Equipment                                             7,609
Furniture Lease                                             9,866
Direct Travel                                             104,260
Legal Fees                                                 91,855
Accounting Fees                                            18,301
Miscellaneous Expenses                                     44,684
Computer Expense                                           25,053
Office Supplies                                             8,426
Office Expense                                             20,496
Postage and Delivery                                        7,214
Telephone                                                  45,716
                                                     ------------
Total General and Administrative Expenses                 834,319
                                                     ------------
Income (Loss) Before Depreciation                        (833,795)

Depreciation                                                  -0-
                                                     ------------
Income (Loss) Before Income Taxes                        (833,795)

Provision for Income Taxes (Note 2)                           -0-
                                                      -----------
Net Income (Loss)                                     $  (833,795)
                                                      ===========

                 See Accountant's Review Report

                                4


                     AuGRID OF NEVADA, INC.
                 Statement of Retained Earnings
                    As of September 30, 2000




Balance, at Beginning of Year (Deficit)              ($ 1,449,772)

Add: Net Income (Loss) for the Year                  (    833,795)
                                                     -------------
Balance, at End of Year (Deficit)                    ($ 2,283,567)
                                                     =============

                 See Accountant's Review Report

                                5


                     AuGRID OF NEVADA, INC.
                     Statement of Cash Flows
                     As of December 31, 2000


OPERATING ACTIVITIES

Net Income (Loss)                                 $     (833,795)

Adjustments to reconcile Net Income to
Net Cash provided by Operating Activities:

Depreciation and Amortization                                 -0-

Changes in Operating Assets and Liabilities Net:

Increase in Accounts Payable                              54,426
                                                  --------------
Net Cash (Used) by Operating Activities                 (779,369)

INVESTING ACTIVITIES

Purchase of Equipment                                     (4,955)
Increase in Deposits Building Construction               (21,341)
Increase in Deferred Charges                            (987,906)
                                                  --------------
Net Cash Used in Investing Activities                 (1,014,202)

FINANCING ACTIVITIES

Proceeds from Common Stock Issuance                     1,404,214
Proceeds from Short-term Notes Payable                    299,700
                                                  ---------------
Net Cash Provided by Financing Activities               1,703,914
                                                  ---------------
Decrease in Cash and Cash Equivalents                     (89,657)

Cash and Cash Equivalents at Beginning of Year             90,579
                                                  ---------------
Cash and Cash Equivalents at End of Year          $           922
                                                  ===============

                 See Accountant's Review Report

                                6


                     AUGRID OF NEVADA, INC.
                  Notes to Financial Statements
                     As of December 31, 2000


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

              C. Property and Equipment

              All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                       Years
                                                       -----
              Machinery and Equipment      $ 68,080      7
              Furniture and Fixtures          7,686      7
              Office Equipment               14,176      5
                                           --------
              Total Property & Equipment   $ 89,942
                                           ========

              Major renewals and improvements of property and equipment are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the assets are charged against current operations.

              When property and equipment is disposed of, any gain or loss is included in current operations.


                                7

                     AUGRID OF NEVADA, INC.
                  Notes to Financial Statements
                     As of December 31, 2000


               D. Going Concern

               The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to begin producing sales in late 2001 or early 2002.

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


                                8


                     AUGRID OF NEVADA, INC.
                  Notes to Financial Statements
                     As of December 31, 2000


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

              On March 12, 1998, Ironwood Ventures' - now called AuGRID of Nevada, Inc. - executed an asset purchase agreement purchasing substantially all of the assets of AuGRID Corporation, a Delaware corporation hereinafter referred to as "AuGRID of Delaware", a company under common control by the control shareholders of the Ironwood Ventures', for 1,000,000 newly issued shares of Ironwood Ventures'. This was not a third party, arms length transaction, and due to the development stage and specialized nature of the assets/technology that Ironwood Ventures' purchased, the Company's management is unable to determine how this transaction would compare to a similar arms length transaction. The shares of common stock were spun off to AuGRID of Delaware shareholders on a pro-rate basis on March 13, 1998.

                                9


                     AUGRID OF NEVADA, INC.
                  Notes to Financial Statements
                     As of December 31, 2000


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

              The agreement with the company, the entire interest, was automatically converted to shares of the Company's Common stock on October 17, 2000.

      Note 5  Deferred Charges

              Deferred charges consists of organizational cost in connection with starting the corporation and cost of stock offering. Also including in the deferred charges are research and development costs of the development stage company. No amortization will be charged until the company start operations.


                               10

                     AUGRID OF NEVADA, INC.
                  Notes to Financial Statements
                     As of December 31, 2000


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


                               11


ITEM 8. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants in the year 2000.

/10/

                            PART III

ITEM 9. -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, position and date of appointment of our directors and executive officers are as follows:

      Name               Age          Position           Appointed
      ----               ---          --------           ---------
  Muhammad J. Shaheed    33      President, CEO and     March 1998
                                       Chairman

  Mary F. Sloat-         33     Secretary, Treasurer,   February 1999
    Horoszko                       CFO and Director

  Essa Mashni            36          Director           February 1999

  Michael M. Makki       38          Director           February 1999

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

/11/

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

In addition to owning an insurance agency, Mr. Makki is currently involved in the Mortgage Business as well as the transportation business. He is the sole owner of a mortgage company that employs 25 people and a 33% owner of a transportation company that has national contracts with multinational and Fortune 100 companies to handle their total ground transportation needs.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners complied with all
Section 16(a) filing requirements.


ITEM 10. -- EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2000 to (i) the Company's Chief Executive
Officer, and (ii) individual(s) who were the only executive

/12/

officers, other than the Chief Executive Officer, serving as executive officers at the end of 2000 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").


                                          ANNUAL
                                       COMPENSATION      ALL OTHER
   NAME AND PRINCIPAL                SALARY    BONUS   COMPENSATION
        POSITION              YEAR     ($)       ($)        ($)
        --------              ----     ---       ---        ---
Muhammad J. Shaheed           2000   110,000      0          0
President, CEO and Chairman


  STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

No stock options were granted in the previous year.

  COMPENSATION OF DIRECTORS

Our only directors are the current executive officers that are already drawing salaries for the management of our Company. They are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time we have not identified any specific individuals or candidates nor have we entered into any negotiations or activities in this regard.

  EMPLOYMENT AGREEMENTS

No such agreement(s) exists between any executive and the Company.


ITEM  11. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT.

The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.


     Name and Address             Shares        Percentage of Shares
                               Beneficially          Outstanding
                                  Owned
    ------------------         ------------     ---------------------
  Muhammad J. Shaheed (1)        27,060,000              54.24%

  Mary F. Sloat-Horoszko (1)        750,000               1.50%

  Essa Mashni (1)                    72,000               0.14%

  Augrid Corporation (2)          1,000,000               2.00%

  Summer International (3)        4,850,000               9.72%

 /13/

  All Executive Officers         27,882,000 (4)          55.89%
  and Directors as a Group
  (3 persons)

Footnotes to Principal shareholders:

1. The address of each executive officer and director is c/o 140 Public Square, The Park Building, Suite 108, Cleveland, Ohio 44114.
2. Augrid Corporation ("Augrid of Delaware") is majority-owned by the Company's current officers and directors; they own 54.70% of this company's issued and outstanding common stock.
3. This company is currently owned by Joseph Cornwell, a shareholder of the Company.
4. Not including each executive officer's ownership of the Company through ownership of the shares of Augrid of Delaware, Inc. or Summer International.


ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.


ITEM 13. -- EXHIBITS

  (a)   Exhibits:
A list of exhibits required to be filed as part of this Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

  (b)   Reports on Form 8-K:
We have not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

/14/

                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AUGRID OF NEVADA, INC.


Date:  April 16, 2001


                                   By:  /s/ Muhammad J. Shaheed
                                      -------------------------
                                      Muhammad J. Shaheed
                                      President, CEO and
                                      Chairman



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Date:  April 16, 2001


By:  /s/ Muhammad J. Shaheed
   -------------------------
   Muhammad J. Shaheed
   President, CEO and Chairman (Principal Executive Officer)



Date:  April 16, 2001


By:  /s/ Mary F. Sloat-Horoszko
   ----------------------------
   Mary F. Sloat-Horoszko
   Secretary, Treasurer and Director

/15/

                        INDEX TO EXHIBITS


Exhibit    Name and/or Identification of Exhibit
Number

2 (1)  Plan of Acquisition,
       Reorganization,
        Arrangement, Liquidation, or
        Succession
        a. Asset Purchase Agreement with   Rendered as Previously
           Augrid Corporation              Filed
        b. Amendment to Asset Purchase     Rendered as Previously
           Agreement                       Filed

3 (1)  Articles of Incorporation & By-
       Laws
        a. Articles of Incorporation of    Rendered as Previously
           the Company filed August 5,     Filed
           1995
        b. Certificate of Amendment of     Rendered as Previously
           Articles of Incorporation of    Filed
           the Company filed March 18,
           1998
        c. By-Laws of the Company adopted  Rendered as Previously
           August 4, 1995                  Filed

  23   Consent of Experts and Counsel
           Consent of independent public
           accountant