Form 10QSB
period 2001-03-31
AUGRID OF NEVADA INC
filed 2001-06-13
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2001

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number:             000-28661

                             AuGRID OF NEVADA, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                      88-0219656
(State or other jurisdiction of             (I.R.S. Employer Identification No.
incorporation or organization)


     The Park Building, 140 Public Square, Suite 200, Cleveland, Ohio 44114
                    (Address of Principal Executive Offices)

                                 (216) 344-9800
                (Issuer's Telephone Number, including Area Code)
                                 Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]                    No [X]

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                      IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]                    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,862,741 shares of common stock at June 11, 2001

Transitional Small Business Disclosure Format (check one):

Yes [ ]                    No [X]

                             AuGRID OF NEVADA, INC.
                                      INDEX

PART I              FINANCIAL INFORMATION

         Item 1     Financial Statements
         Item 2     Management's Discussion and Analysis or Plan of Operation

PART II             OTHER INFORMATION

         Item 1     Legal Proceedings
         Item 2     Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             AuGRID OF NEVADA, INC.
                                  BALANCE SHEET
                              As of March 31, 2001

                                     ASSETS

CURRENT ASSETS

    Cash                              $     1,126
                                      -----------
         Total Current Assets               1,126

PROPERTY AND EQUIPMENT (NOTE 1)

    Machinery And Equipment                68,080
    Furniture And Fixtures                  7,686
    Office Equipment                       14,176
                                      -----------
         Total Property At Cost            89,942

    Less:  Accumulated Depreciation
            and Amortization               (9,418)
                                      -----------
    Net Property and Equipment             80,524
                                      -----------
OTHER ASSETS

    Deposits Building Construction         21,341
    Deferred Charges ( Note 4)          1,687,907
                                      -----------
         Total Other Assets             1,709,248
                                      -----------
TOTAL ASSETS                          $ 1,790,898
                                      ===========


                        See Notes to Financial Statements

                             AuGRID OF NEVADA, INC.
                                  BALANCE SHEET
                              As of March 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Account Payable - Trade                                                $    63,988
                                                                           -----------

         Total Current Liabilities                                              63,988

LONG-TERM DEBT

    Notes Payable                                                              299,700
                                                                           -----------
         Total Long-Term Debt                                                  299,700
                                                                           -----------
    Total Liabilities                                                          363,688

STOCKHOLDERS' EQUITY

    Capital Stock

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding                    127,000

       Common stock- with $0.001 par value 90,000,000 shares authorized;
       61,862,741 shares issued and outstanding,
       and stated at:                                                        3,630,325

    Retained Earnings (Deficit)                                             (2,330,115)
                                                                           -----------
         Total Stockholders' Equity                                          1,427,210
                                                                           -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                   $ 1,790,898
                                                                           ===========



                        See Notes to Financial Statements

                             AuGRID OF NEVADA, INC.
                               STATEMENT OF INCOME
                FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2001


    Net Sales (Note 1)                                 $-0-
    Interest Income                                     -0-
                                                   --------
       Total Revenue                                    -0-
                                                   --------
General and Administrative Expenses

    Consultants                                      24,656
    Auto Expense                                      4,925
    Insurance                                           916
    Rent                                              2,212
    Lease Equipment                                   1,109
    Direct Travel                                     3,100
    Legal Fees                                          750
    Miscellaneous Expenses                              761
    Office Expense                                    2,112
    Postage and Delivery                                567
    Interest                                          1,350
    Telephone                                         4,090
                                                   --------
       Total General and Administrative Expenses     46,548
                                                   --------
Income (Loss) Before Depreciation                   (46,548)

Depreciation                                            -0-
                                                   --------
Income (Loss) Before Income Taxes                   (46,548)

Provision for Income Taxes (Note 2)                     -0-
                                                   --------
       Net Income (Loss)                           $(46,548)
                                                   ========





                        See Notes to Financial Statements

                             AuGRID OF NEVADA, INC.
                         STATEMENT OF RETAINED EARNINGS
                              As of March 31, 2001


Balance, at Beginning of Period (Deficit)   ($2,283,567)

Add: Net Income (Loss) for the Period           (46,548)
                                            -----------

Balance, at End of Period (Deficit)         ($2,330,115)
                                            ===========



                        See Notes to Financial Statements

                             AuGRID OF NEVADA, INC.
                             STATEMENT OF CASH FLOWS
                              As of March 31, 2001


OPERATING ACTIVITIES

      Net Income (Loss)                             $(46,548)

Adjustments to reconcile Net Income to
Net Cash provided by Operating Activities:

      Depreciation and Amortization                      -0-

Changes in Operating Assets and Liabilities Net:

      Increase in Accounts Payable Trade               1,652
                                                    --------
        Net Cash (Used) by Operating Activities      (44,896)

INVESTING ACTIVITIES

      Net Cash Used in Investing Activities              -0-

FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance             45,100
                                                    --------
        Net Cash Provided by Financing Activities     45,100
                                                    --------
Decrease in Cash and Cash Equivalents                    204

Cash and Cash Equivalents at Beginning of Period         922
                                                    --------
Cash and Cash Equivalents at End of Period          $  1,126
                                                    ========






                        See Notes to Financial Statements

                             AuGRID OF NEVADA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 2001

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

                    C. Property and Equipment

                    All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:


                                                                    Years
                                                                    -----
                    Machinery and Equipment      $   68,080            7
                    Furniture and Fixtures            7,686            7
                    Office Equipment                 14,176            5
                                                 ----------
                    Total Property & Equipment   $   89,942
                                                 ==========

                    Major renewals and improvements of property and equipment are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the assets are charged against current operations.

                    When property and equipment is disposed of, any gain or loss is included in current operations.

                             AuGRID OF NEVADA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 2001

                  D.    Going Concern

                  The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to begin producing sales in mid 2002.

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

                             AuGRID OF NEVADA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 2001

NOTE 3            (CONTINUED)

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

NOTE 4            DEFERRED CHARGES

                  Deferred charges consists of organizational cost in connection with starting the corporation and cost of stock offering. Also included in the deferred charges are research and development costs of the development stage company. No amortization will be charged until the company start operations.

NOTE 5            LITIGATION AND CONTINGENT LIABILITIES

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

NOTE 6            LONG-TERM NOTES

                  The notes payable consists of two demand notes issued to shareholders to be repaid in eighteen months (18), secured by company stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

General

AuGRID of Nevada, Inc. (the "Company") was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 4, 1995. The Company is a minority- owned research and development company in the development stage. Its business objective is to exploit technologies that assist in the development of proprietary flat panel display technology. The Company has secured licensee rights to what is believed by management to be the first truly operational flat panel display technology. This technology incorporates a proprietary ceramic backplane that management believes will allow manufacturers to overcome pricing, power and size obstacles currently facing all other manufacturers in the flat panel display industry.

To date the Company has been engaged in securing funding, obtaining rights as a licensee to the flat panel display technology critical to the Company's business, finding and securing a management team and board of directors, developing a business plan and conducting preliminary market research. Management believes that there is a significant market for the flat panel displays that the Company will manufacture and market. The Company also purchased the technology and assets of a company in a similar line of business as the Company.

Pursuant to its business plan, the Company has contracted for the manufacture of a pilot production line at a cost to the Company of $1,200,000. It is anticipated that the line will be completed and that production of flat panel displays will commence in the fourth quarter of 2003.

Cash Requirements

The Company will have cash requirements of approximately $3,500,000 during the next twelve months. During that period the Company will be obligated to pay a $1,000,000 licensing fee with respect to the flat panel display technology that it is exploiting; two installment payments in the amount of $300,000 each for the manufacture of its pilot production line; approximately $1,000,000 to repay debt; and the remainder for general administrative and operating costs, including legal and accounting fees. It order to meet its cash requirements for the next twelve months, it will be necessary for the Company to seek additional debt and equity financing.

To date, the Company's cash requirements have been met from the proceeds of private offerings of its common stock and the issuance of its debt securities. The Company has not generated any revenues from operations, and it is unlikely to realize any revenues from operations during the next twelve months or at any time before the fourth quarter of 2003. However, the Company currently is in discussions with private investors, and the Company expects to raise $5,000,000 during the next twelve months from the sale of its debt and equity securities. That amount will meet the Company's cash requirement of $3,500,000 during the next twelve months, provide the funds necessary for the payment of the final $600,000 in aggregate installments due in 2002 for purchase of the pilot production line and provide some amount for contingencies. If the Company is unable to raise

$3,500,000 during the next twelve months, it is unlikely that it will be able to continue operations. The Company has no significant cash or other material assets nor revenues to cover its operating costs to allow it to continue as a going concern during such period. Even if the Company succeeds in securing the financing necessary to fund its operations for the next twelve months, it will be necessary for the Company to secure additional financing in early 2002 to fund its operations during the last six months of 2002 and at least the first nine months of 2003, since the Company does not expect to generate revenues from operations, until its production line is in operation in late 2003.

Research and Development

Manufacture of the Company's pilot production line will continue during the next twelve months, and the line is not expected to be completed until the fourth quarter of 2003. The total cost of the line to the Company is $1,200,000. Installment payments in the aggregate amount of $600,000 will be paid during the next twelve months, and the balance of $600,000 will be due in two installments in 2002.

Plant and Equipment

As noted, the Company will make installment payments aggregating $600,000 in the next twelve months on the purchase of its pilot production line. During that period the Company does not expect to make any other purchase of plant or significant equipment or to engage in the sale of plant or significant equipment.

Employees

The Company currently has four full-time employees. During the next twelve months, the Company expects to increase that number by fifty percent with the addition of two new employees, a Chief Financial Officer and a Vice President of Marketing.

                           PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

                  The Company has been threatened with litigation in connection with a contract dispute regarding a financial advisory agreement with AuGRID of Nevada, Inc. The Company is represented by legal counsel in the dispute, and it intends to vigorously defend against any action that might be brought against it. Due to the nature of the action and the inherent uncertainty of the outcome of any litigation, the Company at is unable to determine whether it would prevail in such litigation if brought or would suffer any material loss if it should not prevail.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits (Reference Numbers are to Item 601 of Regulation S-B)

                     2      Plan of Acquisition

                            Asset Purchase Agreement between the Company and AuGRID Corporation, a Delaware corporation, dated March 12, 1998 (the "Asset Purchase Agreement") and incorporated by reference to Exhibit 2 to the Company's Form 10-SB, filed with the Commission on December 27, 1999.

                     3      Articles of Incorporation & By-Laws

                            (i) Articles of Incorporation of the Company filed with the Nevada Secretary of State on August 4, 1995.

                            (ii) Certificate of Amendment of Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 18, 1998.

                            (iii) By-Laws of the Company adopted August 4, 1995, incorporated by reference to Exhibit 3 to the Company's Form 10-SB, filed with the Commission on December 27, 1999.

          (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AuGRID of Nevada, Inc.


Date:    June 13, 2001                       By: /s/ Muhammad J. Shaheed
                                                 ---------------------------
                                                   Muhammad J. Shaheed,
                                                   President and Director


Date:    June 13, 2001                       By: /s/ Mary F. Sloat-Horoszko
                                                 ---------------------------
                                                   Mary F. Sloat-Horoszko,
                                                   Secretary, Treasurer
                                                   and Director