Form 10KSB40/A
period 2000-12-31
AUGRID OF NEVADA INC
filed 2001-06-21
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                (Amendment No. 1)

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000.

Or

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from ____________ to _____________

                        Commission File Number 000-28661

                             AuGRID OF NEVADA, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                        88-0219656
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


     The Park Building, 140 Public Square, Suite 200, Cleveland, Ohio 44114
               (Address of Principal Executive Offices; Zip Code)

                                 (216) 344-9800
                (Issuer's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB was $2.494,468 as of June 20, 2001.

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                      IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]           No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,862,741 shares of common stock at June 20, 2001

Transitional Small Business Disclosure Format (check one):

Yes [ ]           No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

                                 AMENDMENT NO. 1

This Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 is being filed to amend Part II, Item 7, to include an Independent Auditor's Report with respect to the audited financial statements included in the Form 10-KSB as previously filed and to revise the Table of Contents to the Financial Statements to include the Independent Auditor's Consent. The earlier filing inadvertently included an Accountant's Review Report, rather than the required Independent Auditor's Report. This report also amends Part III, Item 13, to include as an exhibit the required consent of the independent auditing firm to inclusion of its report in the filing.

                                     PART II

ITEM 7 FINANCIAL STATEMENTS

                             AuGRID OF NEVADA, INC.

                          AUDITED FINANCIAL STATEMENTS
                          ----------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------


                             AuGRID OF NEVADA, INC.


                              Financial Statements
                              --------------------


                                TABLE OF CONTENTS


                                                                        PAGE NO.

Auditor's Report                                                            1

Balance Sheet as of December 31, 2000                                     2 - 3

Statement of Income for the year ended December 31, 2000                    4

Statement of Retained Earnings as of December 31, 2000                      5

Statement of Cash Flows for the year ended December 31, 2000                6

Notes to the Financial Statements -
         as of December 31, 2000                                         7 - 10

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                  (216)491-0800
                                FAX (216)491-0803


To Shareholders and Board of Directors
AuGRID OF NEVADA, INC.

                          Independent Auditor's Report
                          ----------------------------


I have audited the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of December 31, 2000, and the related statement of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, with the exception matter described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Henry L. Creel Co. Inc.

June 21, 2001




                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                             AuGRID OF NEVADA, INC.
                                  Balance Sheet
                                  -------------
                             As of December 31, 2000
                             -----------------------



                                     ASSETS
                                     ------

CURRENT ASSETS
--------------

    Cash                                                    $              922
                                                            ------------------

         Total Current Assets                                              922

PROPERTY AND EQUIPMENT (NOTE 1)
-------------------------------


    Machinery And Equipment                                             68,080
    Furniture And Fixtures                                               7,686
    Office Equipment                                                    14,176
                                                            ------------------

         Total Property At Cost                                         89,942

    Less:  Accumulated Depreciation
                and Amortization                                        (9,418)
                                                            ------------------

    Net Property and Equipment                                          80,524
                                                            ------------------


OTHER ASSETS
------------

    Deposits Building Construction                                      21,341
    Deferred Charges (Note 5)                                        1,687,907
                                                            ------------------

         Total Other Assets                                          1,709,248
                                                            ------------------

TOTAL ASSETS                                                $        1,790,694
                                                            ==================





         The accompanying notes are an integral part of this statement.

                             AuGRID OF NEVADA, INC.
                                  Balance Sheet
                                  -------------
                             As of December 31, 2000
                             -----------------------




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

    Account Payable - Trade                                              $           62,336
    Short-term Notes Payable (Note 7)                                               299,700
                                                                         ------------------

         Total Current Liabilities                                                  362,036

LONG-TERM DEBT
------------------


                                                                         ------------------
         Total Long-Term Debt                                                           -0-
                                                                         ------------------

    Total Liabilities                                                               362,036

STOCKHOLDERS' EQUITY
--------------------

    Capital Stock

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding                         127,000
       Common stock- with $0.001 par value 90,000,000 shares
       authorized; 58,268,469 shares issued and outstanding,
       and stated at:                                                             3,585,225

    Retained Earnings (Deficit)                                                  (2,283,567)
                                                                         ------------------

         Total Stockholders' Equity                                               1,428,658
                                                                         ------------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                 $        1,790,694
                                                                         ==================



         The accompanying notes are an integral part of this statement.

                             AuGRID OF NEVADA, INC.
                               STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000


    Net Sales (Note 1)                                         $           -0-
    Interest Income                                                        524
                                                               ---------------

       Total Revenue                                                       524
                                                               ---------------

General and Administrative Expenses

    Consultants                                                        162,884
    Secretarial Services                                                39,542
    Public Relations                                                   131,953
    Auto Expense                                                        49,205
    Insurance                                                            2,888
    Rent                                                                19,655
    Repairs & Maintenance                                                5,537
    Lease Equipment                                                      7,609
    Furniture Lease                                                      9,866
    Travel and Lodging                                                 104,260
    Legal Fees                                                          91,855
    Accounting Fees                                                     18,301
    Professional Fees                                                   24,564
    Miscellaneous Expenses                                              44,684
    Computer Expense                                                    39,664
    Office Supplies                                                      8,426
    Office Expense                                                      20,496
    Postage and Delivery                                                 7,214
    Telephone                                                           45,716
                                                               ---------------

       Total General and Administrative Expenses                       834,319
                                                               ---------------

Income (Loss) Before Depreciation                                     (833,795)

Depreciation                                                               -0-
                                                               ---------------

Income (Loss) Before Income Taxes                                     (833,795)

Provision for Income Taxes (Note 2)                                        -0-
                                                               ---------------

       Net Income (Loss)                                       $      (833,795)
                                                               ===============


         The accompanying notes are an integral part of this statement.

                             AuGRID OF NEVADA, INC.
                         Statement of Retained Earnings
                         ------------------------------
                             As of December 31, 2000
                             -----------------------




Balance, at Beginning of Year (Deficit)                    ($ 1,449,772)

Add: Net Income (Loss) for the Year                            (833,795)
                                                           ------------

Balance, at End of Year (Deficit)                          ($ 2,283,567)
                                                           ============
































         The accompanying notes are an integral part of this statement.

                           AuGRID OF NEVADA, INC.
                           Statement of Cash Flows
                           -----------------------
                           As of December 31, 2000
                           -----------------------


OPERATING ACTIVITIES

      Net Income (Loss)                                                                 $      (833,795)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                                                                 -0-

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payable-Trade                                                       54,426
                                                                                        ---------------

             Net Cash (Used) by Operating Activities                                           (779,369)

INVESTING ACTIVITIES

      Purchase of Equipment                                                                      (4,955)
      Increase in Deposits Building Construction                                                (21,341)
      Increase in Deferred Charges                                                             (987,906)
                                                                                        ---------------

             Net Cash Used in Investing Activities                                           (1,014,202)

FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                                                     1,404,214
      Proceeds from Short-term Notes Payable                                                    299,700
                                                                                        ---------------

             Net Cash Provided by Financing Activities                                        1,703,914
                                                                                        ---------------

Decrease in Cash and Cash Equivalents                                                           (89,657)

Cash and Cash Equivalents at Beginning of Year                                                   90,579
                                                                                        ---------------

Cash and Cash Equivalents at End of Year                                                $           922
                                                                                        ===============



         The accompanying notes are an integral part of this statement.

                             AuGRID OF NEVADA, INC.

                          Notes to Financial Statements
                          -----------------------------
                             As of December 31, 2000
                             -----------------------

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  AuGRID OF NEVADA, INC., (a Nevada Development Stage Corporation) formed under the laws of the State of Nevada, is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The company currently has no operations and , in accordance with SFAS #7 is considered a development corporation.

                  A.  Method of Accounting
                      --------------------

                  The financial records of the company are maintained on the accrual basis of accounting.

                  B.  Property and Equipment
                      ----------------------

                  All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:
                                                                         Years
                  Machinery and Equipment            $   68,080            7
                  Furniture and Fixtures                  2,731            7
                  Office Equipment                       14,176            5
                                                     ----------
                  Total Property & Equipment         $   84,987
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

                  C.  Going Concern
                      -------------

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

                             AuGRID OF NEVADA, INC.

                          Notes to Financial Statements
                          -----------------------------
                             As of December 31, 2000
                             -----------------------

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

                             AuGRID OF NEVADA, INC.

                          Notes to Financial Statements
                          -----------------------------
                             As of December 31, 2000
                             -----------------------


NOTE 4            CONVERTIBLE SUBORDINATED PROMISSORY NOTE

                  Pursuant to the convertible subordinated promissory note and convertible debenture/note purchase agreement, the company shall incur a future obligation to pay interest at the rate of three percent (3%) per annum ( the "Initial Interest Rate") on the principal of notes outstanding during the period beginning on the date of the receipt of the proceeds and ending on the date that the principal amount of notes becomes due and payable. Interest shall accrue until the date of conversion and shall be payable in full on the conversion date.

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

                             AuGRID OF NEVADA, INC.

                          Notes to Financial Statements
                          -----------------------------
                             As of December 31, 2000
                             -----------------------


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

                                    PART III

ITEM 13           EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

                        3       Articles of Incorporation & By-Laws

                                (i) Articles of Incorporation of the Company filed with the Nevada Secretary of State on August 4, 1995, incorporated by reference to Exhibit 3(i) to the Company's Form 10-QSB, filed with the Commission on June 13, 2001

                                (ii) Certificate of Amendment of Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 18, 1998, incorporated by reference to
                                        Exhibit 3(i) to the Company's Form
                                        10-QSB, filed with the Commission on
                                        June 13, 2001

                                (iii) By-Laws of the Company adopted August 4, 1995, incorporated by reference to
                                        Exhibit 3 to the Company's Form 10-SB,
                                        filed with the Commission on December
                                        27, 1999.

                        23      Consent of Independent Auditors

         (b)      Reports on Form 8-K

                        None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AuGRID of Nevada, Inc.


                      By:/s/ Muhammad J. Shaheed
                         ---------------------------------------------------
                 Muhammad J. Shaheed, President, Chief Executive Officer and Chairman
                              Date:  June 21, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      By: /s/ Muhammad J. Shaheed
                          ------------------------------------------------------
                              Muhammad J. Shaheed, President, Chief Executive Officer and Chairman (principal executive officer)
                              Date:  June 21, 2001

                      By: /s/ Mary F. Sloat-Horoszko
                          ------------------------------------------------------
                              Mary F. Sloat-Horoszko, Secretary, Treasurer and Director (principal financial officer and principal accounting officer)
                              Date:  June 21, 2001

                      By: /s/ Myron Finkelstein
                          ------------------------------------------------------
                              Myron Finkelstein, Director
                              Date:  June 21, 2001

                      By: /s/ Earle Higgins
                          ------------------------------------------------------
                              Earle Higgins, Director
                              Date:  June 21, 2001

                      By: /s/Michael Makki
                          ------------------------------------------------------
                              Michael Makki, Director
                              Date:  June 21, 2001

                      By: /s/ Essa Mashni
                          ------------------------------------------------------
                              Essa Mashni, Director
                              Date:  June 21, 2001