Form 10QSB
period 2001-06-30
AUGRID OF NEVADA INC
filed 2001-08-14
CIK 1101752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: June 30, 2001

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


                 2275 East 55th Street, Cleveland, Ohio 44103
                   (Address of Principal Executive Offices)

                                (216) 344-9800
               (Issuer's Telephone Number, including Area Code)

    The Park Building, 140 Public Square, Suite 200, Cleveland, Ohio 44114 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 68,330,552 shares of common stock at August 3, 2001

Transitional Small Business Disclosure Format (check one):

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

SIGNATURES

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AuGRID OF NEVADA, INC.
                             FINANCIAL STATEMENTS

Review Report

Balance Sheet as of June 30, 2001

Statement of Income for the Six Months Period ended June 30, 2001

Statement of Retained Earnings as of June 30, 2001

Statement of Cash Flows for the Six Months Period ended June 30, 2001

Notes to the Financial Statements -
as of June 30, 2001

                           HENRY L. CREEL CO., INC.
                         Certified Public Accountant
                                (216)491-0800
                              FAX (216)491-0803


To the Shareholders and Board of Directors
AuGRID OF NEVADA, INC.
140 Public Square Suite 208
Cleveland, Ohio 44114

                          ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of June 30, 2001, and the related statement of income, retained earnings and cash flows for the six months period ended June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVADA, INC.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

As discussed in note 1, the Company has a going concern problem. Without realization of additional capital and source of revenue, it would be unlikely for the Company to continue as a going concern.

As discussed in note 5, the Company is currently involved in litigation. The ultimate outcome of the litigation cannot presently be determined and no provision for any liability that may result has been made in the accompanying financial statement.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


July 28, 2001








                   3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                             AuGRID OF NEVADA, INC.
                                 BALANCE SHEET
                              As of June 30, 2001

                                    ASSETS

CURRENT ASSETS

    Cash                                                        $        255
                                                                ------------

         Total Current Assets                                            255

PROPERTY AND EQUIPMENT (NOTE 1)

    Machinery And Equipment                                           68,080
    Furniture And Fixtures                                             7,686
    Office Equipment                                                  14,176
                                                                ------------

         Total Property At Cost                                       89,942

    Less:  Accumulated Depreciation
                and Amortization                                      (9,418)
                                                                ------------

    Net Property and Equipment                                        80,524
                                                                ------------

OTHER ASSETS

    Deposits Building Construction                                    21,341
    Deferred Charges ( Note 4)                                     1,687,907
                                                                ------------

         Total Other Assets                                        1,709,248
                                                                ------------

TOTAL ASSETS                                                    $  1,790,027
                                                                ============











                        See Accountant's Review Report

                             AuGRID OF NEVADA, INC.
                                 BALANCE SHEET
                              As of June 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Account Payable - Trade                                      $     66,147
                                                                 ------------

         Total Current Liabilities                                     66,147

LONG-TERM DEBT

    Notes Payable                                                     299,700
                                                                 ------------

         Total Long-Term Debt                                         299,700
                                                                 ------------

    Total Liabilities                                                 365,847

STOCKHOLDERS' EQUITY

    Capital Stock

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding           127,000

       Common stock- with $0.001 par value 90,000,000
       shares authorized; 61,862,741 shares issued and
       outstanding, and stated at:                                  3,703,795

    Retained Earnings (Deficit)                                    (2,406,795)
                                                                 ------------

         Total Stockholders' Equity                                 1,424,180
                                                                 ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                         $  1,790,027
                                                                 ============








                        See Accountant's Review Report

                            AuGRID OF NEVADA, INC.
                              STATEMENT OF INCOME
                 FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2001


    Net Sales (Note 1)                                              $       -0-
    Interest Income                                                         -0-
                                                                    -----------

       Total Revenue                                                        -0-
                                                                    -----------

Consultants                                                             32,805
    Secretarial Services                                                 1,100
    Public Relations                                                     9,700
    Auto Expense                                                        11,925
    Insurance                                                              916
    Rent                                                                 3,011
    Repairs & Maintenance                                               13,367
    Lease Equipment                                                      1,108
    Furniture Lease                                                        541
    Travel and Lodging                                                  14,846
    Legal Fees                                                           3,596
    Accounting Fees                                                      4,250
    Professional Fees                                                    6,600
    Miscellaneous Expenses                                               3,405
    Computer Expense                                                       371
    Interest                                                             3,902
    Office Expense                                                       1,838
    Postage and Delivery                                                 1,173
    Telephone                                                            8,774
                                                                    ----------

       Total General and Administrative Expenses                       123,228
                                                                    ----------

Income (Loss) Before Depreciation                                    ( 123,228)

Depreciation                                                                -0-
                                                                    -----------

Income (Loss) Before Income Taxes                                    ( 123,228)

Provision for Income Taxes (Note 2)                                         -0-
                                                                    -----------

       Net Income (Loss)                                            $( 123,228)
                                                                    ===========

                            AuGRID OF NEVADA, INC.
                        STATEMENT OF RETAINED EARNINGS
                              As of June 30, 2001


Balance, at Beginning of Period (Deficit)                                     ($ 2,283,567)

Add: Net Income (Loss) for the Period                                             (123,228)
                                                                              ------------

Balance, at End of Period (Deficit)                                           ($ 2,406,795)
                                                                              ============

                             AuGRID OF NEVADA, INC
                            STATEMENT OF CASH FLOWS
                              As of June 30, 2001


OPERATING ACTIVITIES

      Net Income (Loss)                                                       $   (123,228)

Adjustments to reconcile Net Income to
Net Cash provided by Operating Activities:

      Depreciation and Amortization                                                    -0-

Changes in Operating Assets and Liabilities Net:

      Increase in Accounts Payable Trade                                             3,811
                                                                              ------------
        Net Cash (Used) by Operating Activities                                   (119,417)

INVESTING ACTIVITIES


        Net Cash Used in Investing Activities                                          -0-

FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                                          118,750
                                                                              ------------

        Net Cash Provided by Financing Activities                                  118,750
                                                                              ------------

Decrease in Cash and Cash Equivalents                                                 (667)

Cash and Cash Equivalents at Beginning of Period                                       922
                                                                              ------------

Cash and Cash Equivalents at End of Period                                    $        255
                                                                              ============



                            AuGRID OF NEVADA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30, 2001

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
                                                                         Years
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

NOTE 3            CAPITALIZATION

                  On March 1, 1998, AuGRID Corporation`s current controlling shareholders purchased controlling interest in Ironwood Ventures via the purchase of approximately 4,616,111 shares of Common Stock of Ironwood Ventures in private transactions; this represented approximately 62.2 percent (62.2%) of Ironwood Ventures issued and outstanding Common Stock.

                  On March 2, 1998, Ironwood Ventures executed a forward stock split of its stock, 6.06571228 to 1. In addition, Ironwood Ventures increased its authorized shares to 90,000,000 common shares, par value $0.001, 10,000,000 preferred shares, par value $0.001, and changed its name to AuGRID of Nevada, Inc.

                  On March 12, 1998, Ironwood Ventures - now called AuGRID of Nevada, Inc. - executed an asset purchase agreement purchasing substantially all of the assets of AuGRID Corporation, a Delaware corporation hereinafter referred to as "AuGRID of Delaware", a company under common control by the control shareholders of the Ironwood Ventures, for 1,000,000 newly issued shares of the Ironwood Ventures. This was not a third party, arms length transaction, and due to the development stage and specialized nature of the assets\technology that Ironwood Ventures purchased, the Company's management is unable to determine how this transaction would compare to a similar arms length transaction. The shares of common stock were spun off to AuGRID of Delaware shareholders on a pro-rata basis on March 13, 1998.

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

NOTE 5            LITIGATION AND CONTINGENT LIABILITIES

                  There is a legal action pending against the Company, involving a contract dispute with respect to a financial advisory agreement. The action is being handled by legal counsel for the Company. Due to the nature of the action and the inherent uncertainty of the outcome of any litigation, the company is unable to determine whether it would suffer any material loss.

NOTE 6            LONG-TERM NOTES

                  The notes payable consists of two demand notes issued to shareholders to be repaid in eighteen months (18), secured by company stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

General

AuGRID of Nevada, Inc. (the "Company") was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 4, 1995. The Company is a research and development company in the development stage. Its business objective is to exploit technologies that assist in the development of proprietary flat panel display technology. The Company has secured licensee rights to what is believed by management to be the first truly flat panel, FED (Field Emission Device), display technology. This technology incorporates a proprietary ceramic backplane that management believes will allow manufacturers to overcome pricing, power and size obstacles currently facing many other manufacturers in the flat panel display industry.

To date the Company has been engaged in securing funding, obtaining rights as a licensee to the flat panel display technology critical to the Company's business, finding and securing a management team and board of directors, developing a business plan and conducting preliminary market research. Management believes that there is a significant market for the flat panel displays that the Company will manufacture and market to the automotive industry.

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

                          PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

                  The Company has been threatened with litigation in connection with a contract dispute regarding a financial advisory agreement. The Company is represented by legal counsel in the dispute, and it intends to vigorously defend against any action that might be brought against it. Due to the nature of the action and the inherent uncertainty of the outcome of any litigation, the Company is unable to determine whether it would prevail in such litigation if brought or would suffer any material loss if it should not prevail.

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

                      3   Articles of Incorporation & By-Laws

                          (i) Articles of Incorporation of the Company filed with the Nevada Secretary of State on August 4, 1995 and incorporated by reference to Exhibit 3(i) to the Company's Form 10-QSB, filed with the Commission on June 13, 2001.

                          (ii) Certificate of Amendment of Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 18, 1998 and incorporated by reference to Exhibit 3(ii) to the Company's Form 10-QSB, filed with the Commission on June 13, 2001.

                          (iii) By-Laws of the Company adopted August 4, 1995 and incorporated by reference to
                                    Exhibit 3 to the Company's Form 10-SB, filed with the Commission on December 27, 1999.

                     23    Consent of Independent Certified Accountants



         (b)      Reports on Form 8-K

                     None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AuGRID of Nevada, Inc.


Date: August 14, 2001          By: /s/ Muhammad J. Shaheed
                                   -------------------------------------------
                                   Muhammad J. Shaheed, President and Director


Date: August 14, 2001          By: /s/ Mary F. Sloat-Horoszko
                                   --------------------------------------------
                                   Mary F. Sloat-Horoszko, Secretary, Treasurer
                                   and Director