Form 10KSB40/A
period 2000-12-31
AUGRID OF NEVADA INC
filed 2001-10-31
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

                                  216.426.1589
                (Issuer's Telephone Number, including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,179,053 shares of common stock at October 1, 2001.

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

                                 AMENDMENT NO. 2

This Amendment No. 2 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 is being filed to amend Part II, Item 7, to revise the audited financial statements included in Amendment No. 1 to the Form 10-KSB as previously filed. This report also amends Part III, Item 13, to include as an exhibit the required consent of the independent auditing firm to inclusion of its revised report in this filing.

                                     PART II

ITEM 7 FINANCIAL STATEMENTS

Auditor's Report

Balance Sheet as of December 31, 2000

Statement of Income for the year ended December 31, 2000

Statement of Retained Earnings as of December 31, 2000

Notes to the Financial Statements -
         as of December 31, 2000

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

Respectfully,

/s/ Henry L. Creel

Henry L. Creel, CPA

October 29, 2001








                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                             AUGRID OF NEVADA, INC.
                                  Balance Sheet
                             As of December 31, 2000

                                     ASSETS

CURRENT ASSETS

    Cash                                                      $         922
                                                                       ----

         Total Current Assets                                           922

PROPERTY AND EQUIPMENT (NOTE 1)


    Machinery And Equipment                                          68,080
    Furniture And Fixtures                                            7,686
    Office Equipment                                                 14,176
                                                                     ------

         Total Property At Cost                                      89,942

    Less:  Accumulated Depreciation
           and Amortization                                         ( 9,418)
                                                                    --------

    Net Property and Equipment                                       80,524
                                                                    -------


OTHER ASSETS

    Deposits Building Construction                                   21,341
    Licensing Agreement ( Note 5)                                 1,687,907

         Less Amortization                                         (583,247)
                                                                   ---------

    Net Licensing Agreement                                       1,104,660
                                                                  ---------

         Total Other Assets                                       1,126,001
                                                                  ---------

TOTAL ASSETS                                                    $ 1,207,447
                                                                ===========


         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                                  Balance Sheet
                             As of December 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Account Payable - Trade                                     $      62,336
    Short-term Notes Payable (Note 7)                                 299,700
                                                                      -------

         Total Current Liabilities                                    362,036

LONG-TERM DEBT

         Total Long-Term Debt                                             -0-
                                                                  -----------

    Total Liabilities                                                 362,036

STOCKHOLDERS' EQUITY

    Capital Stock

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding           127,000

Common stock- with $0.001 par value 90,000,000 shares
       authorized; 58,268,469 shares issued and outstanding,
       and stated at:                                               3,585,225

    Retained Earnings (Deficit)                                   ( 2,866,814)
                                                                  ------------

         Total Stockholders' Equity                                   845,411

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                        $   1,207,447
                                                                =============



         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                               Statement of Income
                      For the Year Ended December 31, 2000

    Net Sales (Note 1)                                           $         -0-
    Interest Income                                                        524
                                                                        ------

       Total Revenue                                                       524
                                                                         -----

General and Administrative Expenses

    Consultants                                                        162,884
    Secretarial Services                                                39,542
    Public Relations                                                   131,953
    Auto Expense                                                        49,205
    Insurance                                                            2,888
    Rent                                                                19,655
    Repairs & Maintenance                                                5,537
    Lease Equipment                                                      7,609
    Furniture Lease                                                      9,866
    Travel and Lodging                                                 104,260
    Legal Fees                                                          91,855
    Accounting Fees                                                     18,301
    Professional Fees                                                   24,564
    Miscellaneous Expenses                                              44,684
    Computer Expense                                                    39,664
    Office Supplies                                                      8,426
    Office Expense                                                      20,496
    Postage and Delivery                                                 7,214
    Telephone                                                           45,716
                                                                      --------

       Total General and Administrative Expenses                       834,319
                                                                       -------

Income (Loss) Before Depreciation                                    ( 833,795)

Depreciation
Amortization                                                          (337,582)
                                                                      ---------

Income (Loss) Before Income Taxes                                  ( 1,171,377)

Provision for Income Taxes (Note 2)                                        -0-
                                                                 -------------

       Net Income (Loss)                                          $( 1,171,377)
                                                                  =============

         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                         Statement of Retained Earnings
                             As of December 31, 2000

Balance, at Beginning of Year (Deficit)                         ($ 1,695,437)

Add: Net Income (Loss) for the Year                             (  1,171,377)
                                                                --------------

Balance, at End of Year (Deficit)                               ($ 2,866,814)
                                                                ==============





















         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                             Statement of Cash Flows
                             As of December 31, 2000

OPERATING ACTIVITIES

      Net Income (Loss)                                          $  (1,171,377)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                                    337,582

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payable-Trade                              54,426
                                                                     ---------

             Net Cash (Used) by Operating Activities               (   779,369)

INVESTING ACTIVITIES

      Purchase of Equipment                                        (     4,955)
      Increase in Deposits Building Construction                   (    21,341)
      Increase in Deferred Charges                                 (   987,906)
                                                                   ------------

             Net Cash Used in Investing Activities                 ( 1,014,202)

FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                            1,404,214
      Proceeds from Short-term Notes Payable                           299,700
                                                                  ------------

             Net Cash Provided by Financing Activities               1,703,914
                                                                   -----------

Decrease in Cash and Cash Equivalents                              (    89,657)

Cash and Cash Equivalents at Beginning of Year                          90,579
                                                                     ---------

Cash and Cash Equivalents at End of Year                        $          922
                                                                ==============




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

NOTE 5            LICENSING AGREEMENT

                  Licensing Agreement consist of the cost in obtaining the licensing agreement with Ceravision Limited, Inc The cost is amortized over a period of 5 years..

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

                                    PART III

ITEM `13          EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

                           (ii) Certificate of Amendment of Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 18, 1998, incorporated by reference to Exhibit 3(ii) to the Company's Form 10- QSB, filed with the Commission on June 13, 2001

                           (iii) By-Laws of the Company adopted August 4, 1995, incorporated by reference to Exhibit 3 to the Company's Form 10-SB, filed with the Commission on December 27, 1999.

                  23       Consent of Independent Auditors

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AuGRID of Nevada, Inc.


                             By:/s/ Muhammad J. Shaheed
                                ------------------------------------------------
                                     Muhammad J. Shaheed, President, Chief
                                     Executive Officer and Chairman
                                     Date: October 31, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             By: /s/ Muhammad J. Shaheed
                                 -----------------------------------------------
                                      Muhammad J. Shaheed, President, Chief
                                      Executive Officer and Chairman (principal
                                      executive officer)
                                      Date:  October 31, 2001

                             By: /s/ Mary F. Sloat-Horoszko
                                 -----------------------------------------------
                                      Mary F. Sloat-Horoszko, Secretary,
                                      Treasurer and Director (principal
                                      financial officer and principal accounting
                                      officer)
                                      Date:  October 31, 2001

                             By: /s/ Myron Finkelstein
                                 -----------------------------------------------
                                      Myron Finkelstein, Director
                                      Date:  October 31, 2001

                             By: /s/ Earle Higgins
                                 -----------------------------------------------
                                      Earle Higgins, Director
                                      Date:  October 31, 2001

                             By: /s/ Michael Makki
                                 -----------------------------------------------
                                      Michael Makki, Director
                                      Date:  October 31, 2001

                             By: /s/ Essa Mashni
                                 -----------------------------------------------
                                      Essa Mashni, Director
                                      Date:  October 31, 2001