Form 10QSB/A
period 2001-03-31
AUGRID OF NEVADA INC
filed 2001-10-31
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

Yes [ ]        No [X]

                                 AMENDMENT NO. 1

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2001 is being filed to amend Part I, Item 1, to revise the financial statements included in the Form 10-KSB as previously filed.


                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

     Item 1   Financial Statements
     Item 2   Management's Discussion and Analysis or Plan of Operation

PART II   OTHER INFORMATION

     Item 1   Legal Proceedings
     Item 2   Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Review Report

Balance Sheet as of March 31, 2001

Statement of Income for the Three Months Period ended March 31, 2001

Statement of Retained Earnings as of March 31, 2001

Statement of Cash Flows for the Three Months Period ended March 31, 2001

Notes to the Financial Statements -
as of March 31, 2001

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                  (216)491-0800
                                FAX (216)491-0803


To the Shareholders and Board of Directors
AuGRID OF NEVADA, INC.
140 Public Square Suite 208
Cleveland, Ohio 44114


                           ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of March 31, 2001, and the related statement of income, retained earnings and cash flows for the three months period ended March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVADA, INC.

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

/s/ Henry L. Creel

Henry L. Creel, CPA

October 29, 2001



                    3587 LEE ROAD  SHAKER HEIGHTS, OHIO 44120

                             AUGRID OF NEVADA, INC.
                                  Balance Sheet
                              As of March 31, 2001



                                     ASSETS

CURRENT ASSETS

    Cash                                                       $    1,126
                                                               ----------

         Total Current Assets                                       1,126

PROPERTY AND EQUIPMENT (NOTE 1)

    Machinery And Equipment                                        68,080
    Furniture And Fixtures                                          7,686
    Office Equipment                                               14,176
                                                               ----------

         Total Property At Cost                                    89,942

    Less:  Accumulated Depreciation
                and Amortization                                   (9,418)
                                                               ----------

    Net Property and Equipment                                     80,524
                                                               ----------

OTHER ASSETS

    Deposits Building Construction                                 21,341
    Licensing Agreement ( Note 4)                               1,687,907

         Less Amortization                                       (583,247)
                                                               ----------

    Net Licensing Agreement                                     1,104,660
                                                               ----------

         Total Other Assets                                     1,126,001
                                                               ----------

TOTAL ASSETS                                                   $1,207,651
                                                               ==========



                         See Accountant's Review Report

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

STOCKHOLDERS' EQUITY

    Capital Stock

       Preferred Stock $ 0.001 par value
       10,000,000 shares authorized and
       317,500 shares issued and outstanding                            127,000

       Common stock- with $0.001 par value
       90,000,000 shares authorized;
       61,862,741 shares issued and
       outstanding, and stated at:                                    3,630,325

    Retained Earnings (Deficit)                                      (2,913,362)
                                                                    -----------

         Total Stockholders' Equity                                     843,963
                                                                    -----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                            $ 1,207,651
                                                                    ===========



                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                               Statement of Income
                For the Three Months Period Ended March 31, 2001


    Net Sales (Note 1)                                         $    -0-
    Interest Income                                                 -0-
                                                               --------

       Total Revenue                                                -0-
                                                               --------

General and Administrative Expenses

    Consultants                                                  24,656
    Auto Expense                                                  4,925
    Insurance                                                       916
    Rent                                                          2,212
    Lease Equipment                                               1,109
    Direct Travel                                                 3,100
    Legal Fees                                                      750
    Miscellaneous Expenses                                          761
    Office Expense                                                2,112
    Postage and Delivery                                            567
    Interest                                                      1,350
    Telephone                                                     4,090
                                                               --------

       Total General and Administrative Expenses                 46,548
                                                               --------

Income (Loss) Before Depreciation                               (46,548)

Depreciation                                                        -0-
                                                               --------

Income (Loss) Before Income Taxes                               (46,548)

Provision for Income Taxes (Note 2)                                 -0-
                                                               --------

       Net Income (Loss)                                       $(46,548)
                                                               ========



                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                         Statement of Retained Earnings
                              As of March 31, 2001



Balance, at Beginning of Period (Deficit)                           ($2,866,814)
                                                                    -----------

Add: Net Income (Loss) for the Period                                   (46,548)
                                                                    -----------

Balance, at End of Period (Deficit)                                 ($2,913,362)
                                                                    ===========




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

NOTE 4    LICENSING AGREEMENT

          Licensing Agreement consist of the cost in obtaining the licensing agreement with Ceravision Limited, Inc. The cost is amortized over a period of 5 years..

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

General

AuGRID of Nevada, Inc. (the "Company") was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 4, 1995. The Company is a minority-owned research and development company in the development stage. Its business objective is to exploit technologies that assist in the development of proprietary flat panel display technology. The Company has secured licensee rights to what is believed by management to be the first truly operational flat panel display technology. This technology incorporates a proprietary ceramic backplane that management believes will allow manufacturers to overcome pricing, power and size obstacles currently facing all other manufacturers in the flat panel display industry.

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

               3    Articles of Incorporation & By-Laws

                    (i) Articles of Incorporation of the Company filed with the Nevada Secretary of State on August 4, 1995, incorporated by reference to Exhibit 3(i) to the Company's Form 10-QSB, filed with the Commission on June 13, 2001

                    (ii) Certificate of Amendment of Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 18, 1998, incorporated by reference to
                          Exhibit 3(ii) to the Company's Form 10-QSB, filed with the Commission on June 13, 2001

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

                                 AuGRID of Nevada, Inc.



Date:    October 31, 2001        By: /s/ Muhammad J. Shaheed
                                     -------------------------------------------
                                     Muhammad J. Shaheed, President and Director



Date:    October 31, 2001        By: /s/ Mary F. Sloat-Horoszko
                                     -------------------------------------------
                                     Mary F. Sloat-Horoszko, Secretary,
                                     Treasurer and Director