Form 10QSB/A
period 2001-06-30
AUGRID OF NEVADA INC
filed 2001-10-31
CIK 1101752

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

Yes [X]                    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,179,053 shares of common stock at October 1, 2001

Transitional Small Business Disclosure Format (check one):

Yes [ ]           No [X]

                                 AMENDMENT NO. 1

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 is being filed to amend Part I, Item 1, to revise the financial statements included in the Form 10-KSB as previously filed.

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

/s/ Henry L. Creel

Henry L. Creel, CPA

October 29, 2001




                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                             AUGRID OF NEVADA, INC.
                                  Balance Sheet
                               As of June 30, 2001



                                     ASSETS

CURRENT ASSETS

    Cash                                                    $         255
                                                                 --------

         Total Current Assets                                         255

PROPERTY AND EQUIPMENT (NOTE 1)


    Machinery And Equipment                                        68,080
    Furniture And Fixtures                                          7,686
    Office Equipment                                               14,176
                                                               ----------

         Total Property At Cost                                    89,942

    Less:  Accumulated Depreciation
                and Amortization                                  ( 9,418)
                                                               -----------

    Net Property and Equipment                                     80,524
                                                                ---------


OTHER ASSETS

    Deposits Building Construction                                 21,341
    Licensing Agreement ( Note 4)                               1,687,907

         Less Amortization                                       (583,247)
                                                             -------------

    Net Licensing Agreement                                     1,104,660
                                                             ------------

         Total Other Assets                                     1,126,001
                                                              -----------

TOTAL ASSETS                                                  $ 1,206,780
                                                              ===========


                         See Accountant's Review Report.

                             AUGRID OF NEVADA, INC.
                                  Balance Sheet
                               As of June 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Account Payable - Trade                                  $       66,147
                                                             --------------


         Total Current Liabilities                                   66,147

LONG-TERM DEBT

    Notes Payable                                                   299,700
                                                            ---------------

         Total Long-Term Debt                                       299,700
                                                             --------------

    Total Liabilities                                               365,847

STOCKHOLDERS' EQUITY

    Capital Stock

      Preferred Stock $ 0.001 par value 10,000,000 shares
      authorized and 317,500 shares issued and outstanding          127,000
      Common stock- with $0.001 par value 90,000,000 shares
      authorized; 62,080,552 shares issued and outstanding,
      and stated at:                                              3,703,975

    Retained Earnings (Deficit)                                (  2,990,042)
                                                               -------------

        Total Stockholders' Equity                                 840,933
                                                             ---------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                      $   1,206,780
                                                              =============


                         See Accountant's Review Report.

                             AUGRID OF NEVADA, INC.
                               Statement of Income
                  For the Six Month Period Ended June 30, 2001


    Net Sales (Note 1)                                        $         -0-
    Interest Income                                                     -0-
                                                               ------------

       Total Revenue                                                    -0-
                                                               ------------

General and Administrative Expenses

    Consultants                                                      32,805
    Secretarial Services                                              1,100
    Public Relations                                                  9,700
    Auto Expense                                                     11,925
    Insurance                                                           916
    Rent                                                              3,011
    Repairs & Maintenance                                            13,367
    Lease Equipment                                                   1,108
    Furniture Lease                                                     541
    Travel and Lodging                                               14,846
    Legal Fees                                                        3,596
    Accounting Fees                                                   4,250
    Professional Fees                                                 6,600
    Miscellaneous Expenses                                            3,405
    Computer Expense                                                    371
    Interest                                                          3,902
    Office Expense                                                    1,838
    Postage and Delivery                                              1,173
    Telephone                                                         8,774
                                                               -------------

       Total General and Administrative Expenses                    123,228
                                                               -------------

Income (Loss) Before Depreciation                                 ( 123,228)

Depreciation                                                            -0-
                                                               -------------

Income (Loss) Before Income Taxes                                 ( 123,228)

Provision for Income Taxes (Note 2)                                     -0-
                                                               -------------

       Net Income (Loss)                                         $( 123,228)
                                                               =============


                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                         Statement of Retained Earnings
                               As of June 30, 2001


Balance, at Beginning of Period (Deficit)                    ( $ 2,866,814)

Add: Net Income (Loss) for the Period                        (     123,228)
                                                             --------------

Balance, at End of Period (Deficit)                          ($  2,990,042)
                                                             ==============





















                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                             Statement of Cash Flows
                               As of June 30, 2001


OPERATING ACTIVITIES

      Net Income (Loss)                                         $  ( 123,228)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                                      -0-

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payable Trade                             3,811
                                                                ------------

             Net Cash (Used) by Operating Activities           (     119,417)

INVESTING ACTIVITIES

             Net Cash Used in Investing Activities                       -0-

FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                            118,750
                                                                 -----------

             Net Cash Provided by Financing Activities               118,750
                                                                 -----------

Decrease in Cash and Cash Equivalents                                  ( 667)

Cash and Cash Equivalents at Beginning of Period                         922
                                                             ---------------

Cash and Cash Equivalents at End of Period                   $           255
                                                             ===============




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

                           (ii) Certificate of Amendment of Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 18, 1998 and incorporated by reference to Exhibit 3(ii) to the Company's Form 10- QSB, filed with the Commission on June 13, 2001.

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

                                AuGRID of Nevada, Inc.


Date:    October 31, 2001       By: /s/ Muhammad J. Shaheed
                                    --------------------------------------------
                                    Muhammad J. Shaheed, President and Director


Date:    October 31, 2001       By: /s/ Mary F. Sloat-Horoszko
                                    --------------------------------------------
                                    Mary F. Sloat-Horoszko, Secretary, Treasurer
                                    and Director