Form 10QSB
period 2001-09-30
AUGRID OF NEVADA INC
filed 2001-11-14
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: September 30, 2001

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

Yes [X]                    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,179,053 shares of common stock at November 12, 2001

Transitional Small Business Disclosure Format (check one):

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

Review Report

Balance Sheet as of September 30, 2001

Statement of Income for the Nine-Month Period ended September 30, 2001

Statement of Retained Earnings as of September 30, 2001

Statement of Cash Flows for the Nine-Month Period ended September 30, 2001

Notes to the Financial Statements -
as of September 30, 2001

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant

                                 (216) 491-0800

                               FAX (216) 491-0803

To the Shareholders and Board of Directors
AuGRID OF NEVADA, INC.
140 Public Square Suite 208
Cleveland, Ohio 44114

                           ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of September 30, 2001, and the related statement of income, retained earnings and cash flows for the nine month period ended September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVADA, INC.

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

Respectfully,

/s/ Henry L. Creel
-----------------------------
Henry L. Creel, CPA

November 12, 2001




                   3587 LEE ROAD   SHAKER HEIGHTS, OHIO 44120

                             AUGRID OF NEVADA, INC.
                                  Balance Sheet
                            As of September 30, 2001



                                     ASSETS

CURRENT ASSETS
    Cash                                                                             $     8,038
                                                                                     -----------

         Total Current Assets                                                              8,039

PROPERTY AND EQUIPMENT (NOTE 1)

    Machinery And Equipment                                                               68,080
    Furniture And Fixtures                                                                 7,686
    Office Equipment                                                                      14,176
                                                                                     -----------

         Total Property At Cost                                                           89,941

    Less:  Accumulated Depreciation
                and Amortization                                                         ( 9,418)
                                                                                     -----------

    Net Property and Equipment                                                            80,524
                                                                                     -----------


OTHER ASSETS

    Deposits Building Construction                                                        21,341
    Licensing Agreement (Note 4)                                                       1,687,907

         Less Amortization                                                              (583,247)
                                                                                     -----------

    Net Licensing Agreement                                                            1,104,660
                                                                                     -----------

         Total Other Assets                                                            1,126,001
                                                                                     -----------

TOTAL ASSETS                                                                         $ 1,214,563
                                                                                     ===========

                         See Accountant's Review Report.

                             AUGRID OF NEVADA, INC.
                                  Balance Sheet
                            As of September 30, 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Account Payable - Trade                                                       $       63,945
                                                                                  --------------


         Total Current Liabilities                                                        63,945

LONG-TERM DEBT (NOTE 6)

    Notes Payable                                                                       299,700
                                                                                  --------------

         Total Long-Term Debt                                                            299,700
                                                                                  --------------

    Total Liabilities                                                                    363,645

STOCKHOLDERS' EQUITY (NOTE 3)

    Capital Stock

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding                              127,000
       Common stock- with $0.001 par value 90,000,000 shares
       authorized; 62,080,552 shares issued and outstanding,
       and stated at:                                                                  3,718,975

    Retained Earnings (Deficit)                                                       (2,995,057)
                                                                                  --------------

         Total Stockholders' Equity                                                      850,918
                                                                                  --------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                          $    1,214,563
                                                                                  ==============




                         See Accountant's Review Report.

                             AUGRID OF NEVADA, INC.
                               Statement of Income
                For the Six Month Period Ended September 30, 2001

    Net Sales (Note 1)                                                                $         -0-
    Interest Income                                                                             -0-
                                                                                       ------------

       Total Revenue                                                                            -0-
                                                                                       ------------

General and Administrative Expenses

    Consultants                                                                              34,278
    Secretarial Services                                                                      1,100
    Public Relations                                                                         12,200
    Auto Expense                                                                             11,925
    Insurance                                                                                   916
    Rent                                                                                      3,011
    Repairs & Maintenance                                                                    13,367
    Lease Equipment                                                                           1,108
    Furniture Lease                                                                             541
    Travel and Lodging                                                                       14,846
    Legal Fees                                                                                4,349
    Accounting Fees                                                                           4,250
    Professional Fees                                                                         6,600
    Miscellaneous Expenses                                                                    3,405
    Computer Expense                                                                            371
    Interest                                                                                  3,902
    Office Expense                                                                            2,127
    Postage and Delivery                                                                      1,173
    Telephone                                                                                 8,774
                                                                                       ------------

       Total General and Administrative Expenses                                            128,243
                                                                                       ------------

Income (Loss) Before Depreciation                                                          (128,243)

Depreciation                                                                                    -0-
                                                                                       ------------

Income (Loss) Before Income Taxes                                                          (128,243)

Provision for Income Taxes (Note 2)                                                             -0-
                                                                                       ------------

       Net Income (Loss)                                                               $   (128,243)
                                                                                       =============

                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                         Statement of Retained Earnings
                            As of September 30, 2001

Balance, at January 1, 2001 (Deficit)                                                 ($2,866,814)

Add: Net Income (Loss) for the Period                                                    (128,243)
                                                                                   --------------

Balance, at September 30, 2001 (Deficit)                                              ($2,995,057)
                                                                                   ==============












                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                             Statement of Cash Flows
                            As of September 30, 2001

OPERATING ACTIVITIES
      Net Income (Loss)                                                                  $   (128,243)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                                                               -0-

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payable Trade                                                      1,609
                                                                                         ------------

             Net Cash (Used) by Operating Activities                                         (126,634)

INVESTING ACTIVITIES

             Net Cash Used in Investing Activities                                                -0-

FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                                                     133,750
                                                                                         ------------

             Net Cash Provided by Financing Activities                                        133,750
                                                                                         ------------

Decrease in Cash and Cash Equivalents                                                           7,116

Cash and Cash Equivalents at Beginning of Period                                                  922
                                                                                         ------------

Cash and Cash Equivalents at End of Period                                               $      8,038
                                                                                         ============






                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          Notes to Financial Statements
                            As of September 30, 2001

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

NOTE 4   LICENSING AGREEMENT

         Licensing Agreement consist of the cost in obtaining the licensing agreement with Ceravision Limited, Inc The cost is amortized over a period of 5 years.

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

The Company will have cash requirements of approximately $3,500,000 during the next twelve months. During that period the Company will be obligated to pay a $1,000,000 licensing fee with respect to the flat panel display technology that it is exploiting; two installment payments in the amount of $300,000 each for the manufacture of its pilot production line; approximately $1,000,000 to repay debt; and the remainder for general administrative and operating costs, including legal and accounting fees. It order to meet its cash requirements for the next twelve months, the Company, on October 3, 2001, filed a registration statement with the Securities and Exchange Commission to register for issuance and sale up to $5,000,000 of the Company's common stock. The registration statement was amended on October 31, 2001 and is not yet effective. The offering will not be underwritten. As presently contemplated, the stock initially will be sold by officers and other employees of the Company, who will receive no compensation for their selling efforts, other than their normal salaries and employee benefits. If the plan of distribution should change, the Company's registration statement will be amended to reflect the new arrangements.

The amount covered by the registration statement will meet the Company's cash requirement of $3,500,000 during the next twelve months, provide the funds necessary for the payment of the final $600,000 in aggregate installments due in 2002 for purchase of the pilot production line and provide some amount for contingencies. If the offering is not successful, it will be necessary for the Company to seek additional debt and equity financing for working capital during the next twelve months. If the Company is unable to raise at least $3,500,000 during the next twelve months, it is unlikely that it will be able to continue operations. The Company has no significant cash or other material assets nor revenues to cover its operating costs to allow it to continue as a going concern during such period. Even if the Company succeeds in securing the financing necessary to fund its operations for the next twelve months, it will be necessary for the Company to secure additional financing in early 2002 to fund its operations during the last six months of 2002 and at least the first nine months of 2003, since the Company does not expect to generate revenues from operations, until its production line is in operation in late 2003.

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

                                 AuGRID of Nevada, Inc.


Date:    November 14, 2001       By: /s/ Muhammad J. Shaheed
                                     -------------------------------------------
                                       Muhammad J. Shaheed, President and
                                       Director


Date:    November 14, 2001       By: /s/ Mary F. Sloat-Horoszko
                                     -------------------------------------------
                                       Mary F. Sloat-Horoszko, Secretary,
                                       Treasurer and Director