Form 10KSB40/A
period 2000-12-31
AUGRID OF NEVADA INC
filed 2001-12-13
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 3)

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

The   approximate   aggregate   market   value  of  the  Common  Stock  held  by
non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB was $2,494,468 as of June 20, 2001.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,179,053 shares of common stock at December 1, 2001.

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

                                 AMENDMENT NO. 3

This Amendment No. 3 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 is being filed to amend Part II, Item 7, to revise the audited financial statements included in Amendment No. 2 to the Form 10-KSB as previously filed. This report also amends Part III, Item 13, to include as an exhibit the required consent of the independent auditing firm to inclusion of its revised report in this filing.

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

Statement of Retained Earnings as of December 31, 2000

Notes to the Financial Statements -
         as of December 31, 2000

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                  (216)491-0800
                                FAX (216)491-0803

To Shareholders and Board of Directors
AuGRID OF NEVADA, INC.

                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of December 31, 2000, and the related statement of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of management. My responsibility is to express an unqualified opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of December 31, 2000, and the results of its operations and its cash flows for year then ended, in conformity with generally accepted accounting principles.


December 12, 2001




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

                             AuGRID of Nevada, Inc.


                             By:/s/ Muhammad J. Shaheed
                                ------------------------------------------------
                                     Muhammad J. Shaheed, President, Chief
                                     Executive Officer and Chairman
                                     Date: December 12, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             By: /s/ Muhammad J. Shaheed
                                 -----------------------------------------------
                                      Muhammad J. Shaheed, President, Chief
                                      Executive Officer and Chairman (principal
                                      executive officer)
                                      Date:  December 12, 2001

                             By: /s/ Mary F. Sloat-Horoszko
                                 -----------------------------------------------
                                      Mary F. Sloat-Horoszko, Secretary,
                                      Treasurer and Director (principal
                                      financial officer and principal accounting
                                      officer)
                                      Date:  December 12, 2001

                             By: /s/ Myron Finkelstein
                                 -----------------------------------------------
                                      Myron Finkelstein, Director
                                      Date:  December 12, 2001

                             By: /s/ Earle Higgins
                                 -----------------------------------------------
                                      Earle Higgins, Director
                                      Date:  December 12, 2001

                             By: /s/ Michael Makki
                                 -----------------------------------------------
                                      Michael Makki, Director
                                      Date:  December 12, 2001

                             By: /s/ Essa Mashni
                                 -----------------------------------------------
                                      Essa Mashni, Director
                                      Date:  December 12, 2001