Form 10QSB/A
period 2001-03-31
AUGRID OF NEVADA INC
filed 2001-12-13
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)


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

Yes [ ]        No [X]

                                 AMENDMENT NO. 2

This Amendment No. 2 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2001 is being filed to amend Part I, Item 1, to revise the financial statements included in Amendment No. 1 to Form 10-KSB as previously filed.


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

Statement of Cash Flows for the Three Months Period ended March 31, 2001

Notes to the Financial Statements -
as of March 31, 2001

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                  (216)491-0800
                                FAX (216)491-0803


To Shareholders and Board of Directors
AuGRID OF NEVADA, INC.


                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying consolidated balance sheets of AuGRID OF NEVADA, INC. (A Nevada Development Stage Corporation) as of December 31, 2000, 1999, and 1998 and the related consolidated statement of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000, 1999, and 1998, and for the cumulative period from March 15, 1998 (date of inception) through December 31, 2000. These Financial Statements are the responsibility of the management. My responsibility is to express an unqualified opinion on these financial statements based on our audits.

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

In my opinion, the accompanying consolidated financial statements referred to above present fairly the financial position of AuGRID OF NEVADA, INC. as of December 31, 2000, 1999, and 1998 and the related consolidated statement of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000, 1999, and 1998, and for the cumulative period from March 15, 1998 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.

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

                                 AuGRID of Nevada, Inc.



Date:    December 12, 2001       By: /s/ Muhammad J. Shaheed
                                     -------------------------------------------
                                     Muhammad J. Shaheed, President and Director



Date:    December 12, 2001       By: /s/ Mary F. Sloat-Horoszko
                                     -------------------------------------------
                                     Mary F. Sloat-Horoszko, Secretary,
                                     Treasurer and Director