Form 10KSB40/A
period 2000-12-31
AUGRID OF NEVADA INC
filed 2002-04-01
CIK 1101752

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

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB was $0.013 as of March 28, 2002.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,364,720 shares of common stock at March 28, 2002.

Transitional Small Business Disclosure Format (check one):

Yes [ ]           No [X]

                                 AMENDMENT NO. 3

This Amendment No. 3 to the Annual Report on Form 10-KSB of AuGRID of Nevada, Inc. for the fiscal year ended December 31, 2000 is being filed to amend Part II, Item 7, to revise the audited financial statements included in Amendment No. 2 to the Form 10-KSB as previously filed. This report also amends Part III, Item 13, to include as an exhibit the required consent of the independent auditing firm to inclusion of its revised report in this filing.

                                    PART III

ITEM 7 FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

To Shareholders and Board of Directors
AuGRID of Nevada, Inc.

I have audited the accompanying balance sheet of AuGRID of Nevada, Inc. (A Development Stage Company) as of December 31, 2000, and the related statement of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AuGRID of Nevada, Inc. (A Development Stage Company) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statement have been prepared assuming that the company will continue as a going concern. The company is a development stage company engaged in the development and marketing of Flat Panel Display. As discussed in Note 1 of the financial statements, the company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plan concerning these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Henry L. Creel & Co., Inc.

June 21, 2001
Revised March 26, 2002

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000



                                     ASSETS

CURRENT ASSETS

    Cash                                     $       922
                                             -----------

         Total Current Assets                        922

PROPERTY AND EQUIPMENT (NOTE 1)


    Machinery And Equipment                       68,080
    Furniture And Fixtures                         7,686
    Office Equipment                              14,176
                                             -----------

         Total Property At Cost                   89,942

    Less:  Accumulated Depreciation
           and Amortization                       (9,418)
                                             -----------

    Net Property and Equipment                    80,524
                                             -----------


OTHER ASSETS

    Licensing Agreement ( Note 2)              1,687,907
         Less Amortization                      (583,247)
                                             -----------

    Net Licensing Agreement                    1,104,660
                                             -----------

         Deposits Building Construction           21,341
                                             -----------

         Total Other Assets                    1,126,001
                                             -----------

TOTAL ASSETS                                 $ 1,207,447
                                             ===========


         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Account Payable - Trade                                       $    62,336
    Notes Payable to stockholders ( Note 7)                           299,700
                                                                  -----------

         Total Current Liabilities                                    362,036

LONG-TERM DEBT

         Total Long-Term Debt                                             -0-
                                                                  -----------

    Total Liabilities                                                 362,036

STOCKHOLDERS' EQUITY

    Capital Stock

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding               318

       Common stock- with $0.001 par value 90,000,000 shares
       authorized; shares outstanding,
       December 31, 2000 - 58,268,469
       December 31, 1999 - 49,889,348
       December 31, 1998 - 46,629,414                                  58,268
    Additional paid in capital                                      3,653,639

    Deficit accumulated during the development stage               (2,866,814)
                                                                  -----------

         Total Stockholders' Equity                                   845,411
                                                                  -----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                          $ 1,207,447
                                                                  ===========


         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                               STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000

    Net Sales (Note 1)                          $        -0-
    Interest Income                                      524
                                                ------------
       Total Revenue                                     524
                                                ------------

Expenses

    Consultants                                      162,884
    Secretarial Services                              39,542
    Public Relations                                 131,953
    Auto Expense                                      49,205
    Insurance                                          2,888
    Rent                                              19,655
    Repairs & Maintenance                              5,537
    Lease Equipment                                    7,609
    Furniture Lease                                    9,866
    Travel and Lodging                               104,260
    Legal Fees                                        91,855
    Accounting Fees                                   18,301
    Professional Fees                                 24,564
    Miscellaneous Expenses                            44,684
    Computer Expense                                  39,664
    Office Supplies                                    8,426
    Office Expense                                    20,496
    Postage and Delivery                               7,214
    Telephone                                         45,716
                                                ------------
          Total Expenses                             834,319
                                                ------------

Income (Loss) Before Depreciation                   (833,795)
Depreciation                                             -0-
Amortization                                        (337,582)
                                                ------------

Income (Loss) Before Income Taxes                 (1,171,377)

Provision for Income Taxes (Note 2)                      -0-
                                                ------------

       Net Income (Loss)                        $ (1,171,377)
                                                ============

        Basic and Duluted Loss per share                 .01

       Weighted Average Shares Outstanding        58,585,969

         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                         STATEMENT OF RETAINED EARNINGS
                             AS OF DECEMBER 31, 2000


Deficit accumulated, March 8 1998 at Merger                        ($  429,352)

Net (Loss) for the Year 1998                     (590,366)

Deficit accumulated, at End of Year 1998                           ($1,019,718)

Net (Loss) for the Year 1999                     (675,719)

Deficit accumulated, at End of Year 1999                            (1,695,437)

Net (Loss) for the Year 2000                   (1,171,377)

Deficit accumulated, at End of Year 2000                            (2,866,814)
                                                                   ===========






         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             AS OF DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                     $(1,171,377)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                             337,582

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payable-Trade                       54,426
                                                            -----------

             Net Cash (Used) by Operating Activities           (779,369)

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of Equipment                                      (4,955)
      Increase in Deposits Building Construction                (21,341)
      Increase in Deferred Charges                             (987,906)
                                                            -----------

             Net Cash Used in Investing Activities          (1, 014,202)

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                     1,404,214
      Proceeds from Short-term Notes Payable                    299,700
                                                            -----------

             Net Cash Provided by Financing Activities        1,703,914
                                                            -----------

Decrease in Cash and Cash Equivalents                           (89,657)

Cash and Cash Equivalents at Beginning of Year                   90,579
                                                            -----------

Cash and Cash Equivalents at End of Year                    $       922
                                                            ===========


         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  A. ORGANIZATION

                  AUGRID OF NEVADA, INC., (a Development Stage Company) formed under the laws of the State of Nevada. It is a development stage company whose primary business is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The company currently has no operating income and , in accordance with SFAS #7 is considered a development Company.

                  B.  BASIS OF PRESENTATION

                  The financial records of the company are maintained on the accrual basis of accounting. The accompanying financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business in accordance with generally accepted accounting principles.

                  C.  PROPERTY AND EQUIPMENT

                  All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:
                                                                          YEARS
                  Machinery and Equipment         $   68,080                 10
                  Furniture and Fixtures               2,731                 10
                  Office Equipment                    14,176                 10
                                                  ----------
                  Total Property & Equipment      $   84,987
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

                  D. USE OF ESTIMATES

                  The preparation of financial statements in conformity with general accepted accounting principles require management to make estimate and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   ( CONTINUED )

                  E.  GOING CONCERN

                  The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the company continue as a concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. It is management's plan to begin producing sales in mid 2002.

                  F. RESEARCH AND DEVELOPMENT EXPENSE

                  The company's policy relating to research and development and patent development cost are expensed when incurred except R&D machinery, equipment, and facilities which have alternative future uses either in R&D activities or otherwise. Machinery, equipment and facilities, which have alternate future uses should be capitalized. All expenditures in conjunction with an R&D project, including personnel cost, materials, equipment, facilities, and intangibles, for which the company has no alternative future use beyond the specific project for which the items were purchased, are expensed.

                  G. REVENUE RECOGNITION

                  The company has no current source of Revenue.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 2            LICENSING AGREEMENT

                  The company has an agreement with CeraVision Limited. CeraVision has developed and is developing certain technology relating to ceramic-based field emission flat screen displays and hold certain patent applications and other intellectual property rights in relation to such technology and in relation to manufacturing processes and equipment to produce and sell such displays and components for incorporation into such displays. The cost incurred in relation to this licensing agreement is capitalized. The cost is amortized over a period of 5 years.

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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000




NOTE 4            INCOME TAXES

                  There was no provision for Federal Income tax during 2000 or 1999 because of an unexpired net operating loss carry forward.

                                                                    CARRYFORWARD
                  YEAR ENDED                 AMOUNT           AVAILABLE TO YEAR

                  December 31, 1998       1,019,718                        2013
                  December 31, 1999         675,719                        2014
                  December 31, 2000       1,171,377                        2015

                  The Company has a net operating loss carryforward of $2,866,814 which expires, if unused, in the years 2013 to 2015. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 1999 and 2000.

                                                                           1999           2000
                                                                      ---------      ---------
                  Income tax benefit at the statutory rate (34%)        675,719      1,171,377
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                                                                      ---------      ---------

                  Provision for income taxes                                  0              0
                                                                      =========      =========


                             AUGRID OF NEVADA, INC.
                      (A Nevada Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 5            CONVERTIBLE SUBORDINATED PROMISSORY NOTE

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

                             AUGRID OF NEVADA, INC.
                      (A Nevada Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000



NOTE 6            NET LOSS PER SHARE

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)

                  The following table presents the calculation.

                       Net Loss                                $  2,866,814
                                                               ------------
                   Basic:
                       Weighted average share of
                       Common stock outstanding                  58,268,469
                                                               ------------

                       Basic net loss per share                        (.05)

                   Pro forma :
                       Shares used above                         58,268,469
                       Pro forma adjusted to reflect
                       Weighted affect of assumed
                       Conversion of preferred stock                317,500
                                                               ------------
                       Shares used in computing pro forma
                          Basic net loss per share               58,585,969
                                                               ------------

                       Pro forma basic net loss per share              (.05)

NOTE 7            NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable to stockholders, interest
                  rates at 12% payable monthly Notes
                  Matured on 01/28/01                               299,700
                                                                    -------

                  Total Long Term Notes                             299,700

                                    PART III

ITEM `13      EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)      Exhibits (Reference Numbers are to Item 601 of Regulation S-B)

              2 Asset Purchase Agreement between the Company and AuGRID Corporation, a Delaware corporation, dated March 12, 1998 (the "Asset Purchase Agreement") and incorporated by reference to Exhibit 2 to the Company's Form 10-SB, filed with the Commission on December 27, 1999.

             3.1 Articles of Incorporation of the Company filed with the Nevada Secretary of State on August 4, 1995 and incorporated by reference to Exhibit 3(i) to the Company's Form 10-QSB, filed with the Commission on June 13, 2001.

             3.2 Certificate of Amendment of Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 18, 1998 and incorporated by reference to Exhibit 3(ii) to the Company's Form 10-QSB, filed with the Commission on June 13, 2001.

             3.3 By-Laws of the Company adopted August 4, 1995 and incorporated by reference to Exhibit 3 to the Company's Form 10-SB, filed with the Commission on December 27, 1999.

             10.1 Patent License between the Company and CeraVision (Ireland) Limited dated 7 July 2000, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Commission on April 1, 2002.

             10.2 Exclusive Project Agreement relating to Displays for Use in Automobiles between the Company and CeraVision Limited dated 7 July 2000, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Commission on April 1, 2002.

             10.3 Letter of understanding between the Company and the City of Akron, Ohio regarding the purchase or lease (with purchase option) of an approximately five-acre parcel of land located in the city's Ascot Industrial Park, dated December 17, 1999, and incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Commission on April 1, 2002.

             23      Consent of Independent Auditors

     (b)     Reports on Form 8-K

             None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AuGRID of Nevada, Inc.

                        By:/S/ Muhammad J. Shaheed
                           -------------------------------------------------
                               Muhammad J. Shaheed, President, Chief
                               Executive Officer and Chairman
                               Date: March 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         /s/ Muhammad J. Shaheed
                         ---------------------------------------------------
                         Muhammad J. Shaheed, President,  Chief
                         Executive Officer and Chairman (principal executive officer)
                         Date:  March 28, 2002

                         /s/ Mary F. Sloat-Horoszko
                         ---------------------------------------------------
                         Mary F. Sloat-Horoszko, Secretary, Treasurer and Director (principal financial officer and principal accounting officer)
                         Date:  March 28, 2002

                         /s/ Myron Finkelstein
                         ---------------------------------------------------
                         Myron Finkelstein, Director
                         Date:  March 28, 2002

                         /s/ Earle Higgins
                         ---------------------------------------------------
                         Earle Higgins, Director
                         Date:  March 28, 2002

                         /s/ Michael Makki
                         ---------------------------------------------------
                         Michael Makki, Director
                         Date:  March 28, 2002

                         /s/ Essa Mashni
                         ---------------------------------------------------
                         Essa Mashni, Director
                         Date:  March 28, 2002