Form 10QSB/A
period 2001-03-31
AUGRID OF NEVADA INC
filed 2002-04-01
CIK 1101752

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

Yes [ ]       No [X]

                                 AMENDMENT NO. 2

This Amendment No. 2 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2001 is being filed to amend Part I, Item 1, to revise the financial statements included in Amendment No. 1 to the Form 10-QSB as previously filed.

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
AuGRID OF NEVADA, INC.
2275 East 55th Street
Cleveland, Ohio 44103

I have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Company) as of March 31, 2001, and the related statement of income, retained earnings and cash flows for the three months period ended March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVADA, INC.

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

/s/ Henry L. Creel & Co., Inc.

June 11, 2001
Revised March 26, 2002

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  -------------
                              As of March 31, 2001
                              --------------------



                                     ASSETS
                                     ------

CURRENT ASSETS
--------------

    Cash                                                            $     1,126
                                                                    -----------

         Total Current Assets                                             1,126

PROPERTY AND EQUIPMENT (NOTE 1)
-------------------------------


    Machinery And Equipment                                              68,080
    Furniture And Fixtures                                                7,686
    Office Equipment                                                     14,176
                                                                    -----------

         Total Property At Cost                                          89,942

    Less:  Accumulated Depreciation
                and Amortization                                         (9,418)
                                                                    -----------

    Net Property and Equipment                                           80,524
                                                                    -----------


OTHER ASSETS
------------

    Licensing Agreement ( Note 4)                                     1,687,907
         Less Amortization                                             (583,247)
                                                                    -----------

    Net Licensing Agreement                                           1,104,660
                                                                    -----------

         Deposits Building Construction                                  21,341
                                                                    -----------

         Total Other Assets                                           1,126,001
                                                                    -----------

TOTAL ASSETS                                                        $ 1,207,651
                                                                    ===========


                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  -------------
                              As of March 31, 2001
                              --------------------




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

    Account Payable - Trade                                         $    63,988
                                                                    -----------

         Total Current Liabilities                                       63,988

LONG-TERM DEBT
--------------

    Notes Payable                                                       299,700
                                                                    -----------

         Total Long-Term Debt                                           299,700
                                                                    -----------

    Total Liabilities                                                   363,688

STOCKHOLDERS' EQUITY
--------------------

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding                 318

       Common stock- with $0.001 par value 90,000,000 shares
       authorized; shares outstanding,
       March 31, 2001 - 61,862,741
       December 31, 2000 - 58,268,469
       December 31, 1999 - 49,889,348
       December 31, 1998 - 46,629,414                                    61,862

    Additional paid in capital                                        3,568,145

    Deficit accumulated during the development stage                 (2,866,814)
                                                                    -----------

         Total Stockholders' Equity                                     845,411
                                                                    -----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                            $ 1,207,651
                                                                    ===========

                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                               Statement of Income
                               -------------------
                For the Three Months Period Ended March 31, 2001
                ------------------------------------------------


    Net Sales (Note 1)                                  $        -0-
    Interest Income                                              -0-
                                                        ------------

       Total Revenue                                             -0-
                                                        ------------

Expenses

    Consultants                                               24,656
    Auto Expense                                               4,925
    Insurance                                                    916
    Rent                                                       2,212
    Lease Equipment                                            1,109
    Direct Travel                                              3,100
    Legal Fees                                                   750
    Miscellaneous Expenses                                       761
    Office Expense                                             2,112
    Postage and Delivery                                         567
    Interest                                                   1,350
    Telephone                                                  4,090
                                                        ------------

       Total Expenses                                         46,548
                                                        ------------

Income (Loss) Before Depreciation                            (46,548)
Amortization                                                     -0-
Depreciation                                                     -0-
                                                        ------------

Income (Loss) Before Income Taxes                            (46,548)

Provision for Income Taxes (Note 2)                              -0-
                                                        ------------

       Net Income (Loss)                                $    (46,548)
                                                        ============

    Basic Net Loss Per Share                                   .0001

    Shares Used in Computing Net Loss Per Share           61,862,741




                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                             (A Development Company)

                         Statement of Retained Earnings
                         ------------------------------
                              As of March 31, 2001
                              --------------------




Deficit accumulated  March 8, 1998 at Merger                         ($429,352)

Net (Loss) for the Year 1998                       (590,366)

Deficit accumulated, at End of Year 1998                           ($1,019,718)

Net (Loss) for the Year 1999                       (675,719)

Deficit accumulated, at End of Year 1999                            (1,695,437)

Net (Loss) for the Year 2000                     (1,171,377)

Deficit accumulated, at End of Year 2000                            (2,866,814)

Net (Loss) for the Period                           (46,548)

Deficit accumulated, at March 31, 2001                              (2,913,362)
                                                                   ============




















                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                             -----------------------
                              As of March 31, 2001
                              --------------------


CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                                $(46,548)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                                         -0-

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payable Trade                                1,652
                                                                       --------

             Net Cash (Used) by Operating Activities                    (44,896)

CASH FLOWS FROM INVESTING ACTIVITIES

             Net Cash Used in Investing Activities                          -0-

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                                45,100
                                                                       --------

             Net Cash Provided by Financing Activities                   45,100
                                                                       --------

Decrease in Cash and Cash Equivalents                                       204

Cash and Cash Equivalents at Beginning of Period                            922
                                                                       --------

Cash and Cash Equivalents at End of Period                             $  1,126
                                                                       ========





                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                             -----------------------
                              As of March 31, 2001
                              --------------------


CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                               $(974,119)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                                     346,576

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payables                                     1,659
                                                                      ---------

             Net Cash (Used) by Operating Activities                   (625,884)

CASH FLOWS FROM INVESTING ACTIVITIES

        Increase in Licensing Agreement                                (135,000)
                                                                      ---------

             Net Cash Used in Investing Activities                     (135,000)

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                               213,755
      Proceeds from Notes Payable- to Stockholders                      553,700
                                                                      ---------

             Net Cash Provided by Financing Activities                  767,455
                                                                      ---------

Increase in Cash and Cash Equivalents                                     6,571

Cash and Cash Equivalents at Beginning of Year                              922
                                                                      ---------

Cash and Cash Equivalents at End of Year                              $   7,493
                                                                      =========





         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                              As of March 31, 2001
                              --------------------

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

                  B.  BASIS OF PRESENTATION

                  Th financial records of the company are maintained on the accrual basis of accounting. The accompanying financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business in accordance with generally accepted accounting principles.

                  C.  PROPERTY AND EQUIPMENT

                  All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:
                                                                        Years
                                                                        -----
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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                              As of March 31, 2001
                              --------------------

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued )

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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                              As of March 31, 2001
                              --------------------

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

NOTE 3            INCOME TAXES

                  There was no provision for Federal Income tax during 2001 or 2000 because of an unexpired net operating loss carry forward
..
                                                                    Carryforward
                  Year Ended                 Amount           Available to Year
                  ----------                 ------           -----------------

                  December 31, 1998       1,019,718                        2013
                  December 31, 1999         675,719                        2014
                  December 31, 2000       1,171,377                        2015
                  March 31, 2001             46,548                        2016

                  The Company has a net operating loss carryforward of $ 2,913,362 which expires, if unused, in the years 2013 to 2016. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2000 and 2001.

                                                                       2000       2001
                                                                       ----       ----
                  Income tax benefit at the statutory rate (34%)    1,171,377     46,548
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                                                                    ---------     ------

                  Provision for income taxes                                0          0
                                                                    =========     ======

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                              As of March 31, 2001
                              --------------------


NOTE 4            CAPITALIZATION

                  On March 1, 1998, AuGRID Corporation's current controlling stockholders purchased controlling interest in Ironwood Ventures via the purchase of approximately 4,616,111 shares of Common Stock of Ironwood Ventures' in private transactions; this represented approximately 62.2 percent (62.2%) of Ironwood Ventures' issued and outstanding Common Stock.

                  On March 2, 1998, Ironwood Ventures' executed a forward stock split of its stock, 6.06571228 to 1. In addition, Ironwood Ventures' increased its authorized shares to 90,000,000 common shares, par value $0.001, 10,000,000 preferred shares, par value $0.001, and changed its name to AuGRID of Nevada, Inc.

                  On March 12, 1998, Ironwood Ventures' - now called AuGRID of Nevada, Inc. - executed an asset purchase agreement purchasing substantially all of the assets of AuGRID Corporation, a Delaware corporation hereinafter referred to as "AuGRID of Delaware", a company under common control by the control stockholders of the Ironwood Ventures', for 1,000,000 newly issued shares of the Ironwood Ventures'. This was not a third party, arms length transaction, and due to the development stage and specialized nature of the assets\technology that Ironwood Ventures' purchased, the Company's management is unable to determine how this transaction would compare to a similar arms length transaction. The shares of common stock were spun off to AuGRID of Delaware shareholders on a pro-rate basis on March 13, 1998.

                             AUGRID OF NEVADA, INC.
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                              As of March 31, 2001
                              --------------------

NOTE 5            NET LOSS PER SHARE

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)

                  The following table presents the calculation.

                      Net Loss                                          $     2,913,362
                                                                        ---------------
                  Basic:
                      Weighted average share of
                      Common stock outstanding                               61,862,741
                                                                        ---------------

                      Basic net loss per share                                    (.047)

                  Pro forma:
                      Shares used above                                      61,862,741
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                             317,500
                                                                        ---------------
                      Shares used in computing pro forma
                         Basic net loss per share                            62,180,241
                                                                        ---------------

                      Pro forma basic net loss per share                          (.047)


                           PART II - OTHER INFORMATION

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

                          AuGRID of Nevada, Inc.


Date:    March 28, 2002      By: /s/ Muhammad J. Shaheed
                                 -----------------------------------------------
                                   Muhammad J. Shaheed, President and Director


Date:    March 28, 2002      By: /s/ Mary F. Sloat-Horoszko
                                 -----------------------------------------------
                                   Mary F. Sloat-Horoszko, Secretary, Treasurer
                                   and Director