Form 10QSB/A
period 2001-06-30
AUGRID OF NEVADA INC
filed 2002-04-01
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No.2)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
AuGRID OF NEVADA, INC.
2275 East 55th Street
Cleveland, Ohio 44103

I have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Development Stage Company) as of June 30, 2001, and the related statement of income, retained earnings and cash flows for the six months period ended June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVADA, INC.

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

Henry L. Creel & Co., Inc.

July 28, 2001
Revised March 26, 2002

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                               AS OF JUNE 30, 2001


                                     ASSETS

CURRENT ASSETS
    Cash                                                            $       255
                                                                    -----------

         Total Current Assets                                               255

PROPERTY AND EQUIPMENT (NOTE 1)

    Machinery And Equipment                                              68,080
    Furniture And Fixtures                                                7,686
    Office Equipment                                                     14,176
                                                                    -----------

         Total Property At Cost                                          89,942

    Less:  Accumulated Depreciation
                and Amortization                                         (9,418)
                                                                    -----------

    Net Property and Equipment                                           80,524
                                                                    -----------


OTHER ASSETS

    Licensing Agreement ( Note 4)                                     1,687,907
         Less Amortization                                             (583,247)
                                                                    -----------

    Net Licensing Agreement                                           1,104,660
                                                                    -----------

    Deposits Building Construction                                       21,341

         Total Other Assets                                           1,126,001
                                                                    -----------

TOTAL ASSETS                                                        $ 1,206,780
                                                                    ===========


                         See Accountant's Review Report.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                               AS OF JUNE 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Account Payable - Trade                                         $    66,147
                                                                    -----------


         Total Current Liabilities                                       66,147

LONG-TERM DEBT

    Notes Payable                                                       299,700
                                                                    -----------

         Total Long-Term Debt                                           299,700
                                                                    -----------

    Total Liabilities                                                   365,847

STOCKHOLDERS' EQUITY

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding                 318

       Common stock- with $0.001 par value 90,000,000 shares
       authorized; shares outstanding,
       June 30, 2001 - 62,080,552
       December 31, 2000 - 58,268,469
       December 31, 1999 - 49,889,348
       December 31, 1998 - 46,629,414                                    62,081
    Additional paid in capital                                        3,768,576
                                                                    -----------

    Deficit accumulated during the development stage                 (2,866,814)
                                                                    -----------

       Total Stockholders' Equity                                       840,933
                                                                    -----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                            $ 1,206,780
                                                                    ===========


                         See Accountant's Review Report.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                               STATEMENT OF INCOME
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001


    Net Sales (Note 1)                                      $      -0-
                                                            ----------
          Total Revenue                                            -0-
                                                            ----------
Expenses
    Consultants                                                 32,805
    Secretarial Services                                         1,100
    Public Relations                                             9,700
    Auto Expense                                                11,925
    Insurance                                                      916
    Rent                                                         3,011
    Repairs & Maintenance                                       13,367
    Lease Equipment                                              1,108
    Furniture Lease                                                541
    Travel and Lodging                                          14,846
    Legal Fees                                                   3,596
    Accounting Fees                                              4,250
    Professional Fees                                            6,600
    Miscellaneous Expenses                                       3,405
    Computer Expense                                               371
    Interest                                                     3,902
    Office Expense                                               1,838
    Postage and Delivery                                         1,173
    Telephone                                                    8,774
                                                            ----------
       Total Expenses                                          123,228
                                                            ----------

Income (Loss) Before Depreciation                             (123,228)
Amortization                                                       -0-
Depreciation                                                       -0-
                                                            ----------

Income (Loss) Before Income Taxes                             (123,228)

Provision for Income Taxes (Note 2)                                -0-
                                                            ----------

       Net Income (Loss)                                  $   (123,228)
                                                            ==========

    Basic Net Loss Per Share                                      .002

    Shares Used in Computing Net Loss Per Share             62,080,522


                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                         STATEMENT OF RETAINED EARNINGS
                               AS OF JUNE 30, 2001



Deficit accumulated  March 8, 1998 at Merger                                       ( $  429,352)

Net (Loss) for the Year 1998                         (     590,366)

Deficit accumulated, at End of Year 1998                                    ($ 1,019,718)

Net (Loss) for the Year 1999                        (      675,719)

Deficit accumulated, at End of Year 1999                                   (   1,695,437)

Net (Loss) for the Year 2000                         (   1,171,377)

Deficit accumulated, at End of Year 2000                                   (   2,866,814)

Net (Loss) for the Period                            (     123,228)

Deficit accumulated, at June 30, 2001                                        ( 2,990,042)
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

                  C.  PROPERTY AND EQUIPMENT

                  All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:
                                                                      YEARS
                                                                      -----
                  Machinery and Equipment            $   68,080        10
                  Furniture and Fixtures                  2,731        10
                  Office Equipment+                      14,176        10
                                                     ----------
                  Total Property & Equipment         $   84,987
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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

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

NOTE 3            INCOME TAXES

                  There was no provision for Federal Income tax during 2001 or 2000 because of an unexpired net operating loss carry forward.

                                                                 Carryforward
                  Year Ended              Amount           Available to Year
                  ----------              ------           -----------------
                  December 31, 1998    1,019,718                        2013
                  December 31, 1999      675,719                        2014
                  December 31, 2000    1,171,377                        2015
                  June 30, 2001          123,228                        2016

                  The Company has a net operating loss carryforward of $ 2,990,042 which expires, if unused, in the years 2013 to 2016. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2000 and 2001.

                                                                          2000        2001
                                                                          ----        ----
                  Income tax benefit at the statutory rate (34%)     1,171,377     123,228
                  Change in valuation allowance
                        State tax, net of federal benefit
                  Non included items
                                                                     ---------     -------
                  Provision for income taxes                                 0           0
                                                                     =========     =======

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001


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

                             AUGRID OF NEVADA, INC.
                      (A Nevada Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

NOTE 5            NET LOSS PER SHARE

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)

                  The following table presents the calculation.

                      Net Loss                                          $     2,990,042
                                                                        ---------------
                  Basic:
                      Weighted average share of
                      Common stock outstanding                               62,080,552
                                                                        ---------------

                      Basic net loss per share                                    (.048)

                  Pro forma:
                      Shares used above                                      62,080,552
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                            317,500
                                                                        --------------
                      Shares used in computing pro forma
                         Basic net loss per share                            62,398,052
                                                                        ---------------

                      Pro forma basic net loss per share                         ( .048)

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


     (d)     Reports on Form 8-K

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