Form 10QSB/A
period 2001-09-30
AUGRID OF NEVADA INC
filed 2002-04-01
CIK 1101752

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

Yes [ ]        No [X]

                                 AMENDMENT NO. 1

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001 is being filed to amend Part I, Item 1, to revise the financial statements included in the Form 10-QSB as previously filed.

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
AuGRID OF NEVADA, INC.
2275 East 55th Street
Cleveland, Ohio 44103

I have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Development Stage Corporation) as of September 30, 2001, and the related statement of income, retained earnings and cash flows for the nine month period ended September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVADA, INC.

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

November 12, 2001
Revised March 26, 2002

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  -------------
                            As of September 30, 2001
                            ------------------------

                                                      ASSETS
                                                      ------

CURRENT ASSETS
--------------
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
                                                                                     ===========





                         See Accountant's Review Report.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  -------------
                            As of September 30, 2001
                            ------------------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

CURRENT LIABILITIES
-------------------

    Account Payable - Trade                                                       $       63,945
                                                                                  --------------
         Total Current Liabilities                                                        63,945

LONG-TERM DEBT (NOTE 6)
-----------------------

    Notes Payable                                                                       299,700
                                                                                 ---------------

         Total Long-Term Debt                                                            299,700
                                                                                  --------------
    Total Liabilities                                                                    363,645

STOCKHOLDERS' EQUITY (NOTE 3)
-----------------------------

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding                                  318

       Common stock- with $0.001 par value 90,000,000 shares
       authorized; shares outstanding,
       September 30, 2001 - 62,080,552
       December 31, 2000 - 58,268,469
       December 31, 1999 - 49,889,348
       December 31, 1998 - 46,629,414                                                     62,081
    Additional paid in capital                                                         3,783,576
                                                                                  --------------
    Deficit accumulated during the development stage                                 ( 2,995,057)
                                                                                  --------------
    Total Stockholders' Equity                                                           850,918
                                                                                  --------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                           $   1,214,563
                                                                                   =============


                         See Accountant's Review Report.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                               Statement of Income
                               -------------------
               For the Nine Month Period Ended September 30, 2001
               --------------------------------------------------


    Net Sales (Note 1)                                                                $         -0-
                                                                                      -------------
       Total Revenue                                                                            -0-
                                                                                      -------------
Expenses

    Consultants                                                                              34,278
    Secretarial Services                                                                      1,100
    Public Relations                                                                         12,200
    Auto Expense                                                                             11,925
    Insurance                                                                                   916
    Rent                                                                                      3,011
    Repairs & Maintenance                                                                    13,367
    Lease Equipment                                                                           1,108
    Furniture Lease                                                                             541
    Travel and Lodging                                                                       14,846
    Legal Fees                                                                                4,349
    Accounting Fees                                                                           4,250
    Professional Fees                                                                         6,600
    Miscellaneous Expenses                                                                    3,405
    Computer Expense                                                                            371
    Interest                                                                                  3,902
    Office Expense                                                                            2,127
    Postage and Delivery                                                                      1,173
    Telephone                                                                                 8,774
                                                                                      -------------
       Total Expenses                                                                       128,243
                                                                                      -------------

Income (Loss) Before Depreciation                                                         ( 128,243)
Amortization                                                                                    -0-
Depreciation                                                                                    -0-
                                                                                      -------------
Income (Loss) Before Income Taxes                                                         ( 128,243)

Provision for Income Taxes (Note 2)                                                             -0-
                                                                                      -------------
       Net Income (Loss)                                                              $   ( 128,243)
                                                                                      =============
    Basic Net Loss Per Share                                                                   .002

    Share Used in Computing Net Loss Per Share                                           62,080,552


                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                         Statement of Retained Earnings
                         ------------------------------
                            As of September 30, 2001
                            ------------------------

Deficit accumulated  March 8, 1998 at Merger                              ($429,352)

Net (Loss) for the Year 1998                           (590,366)

Deficit accumulated, at End of Year 1998                                ($1,019,718)

Net (Loss) for the Year 1999                           (675,719)

Deficit accumulated, at End of Year 1999                                 (1,695,437)

Net (Loss) for the Year 2000                         (1,171,377)

Deficit accumulated, at End of Year 2000                                 (2,866,814)

Net (Loss) for the Period                              (128,243)

Deficit accumulated, at September 30, 2001                               (2,995,057)
                                                                          =========








                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                             -----------------------
                            As of September 30, 2001
                            ------------------------

OPERATING ACTIVITIES

      Net Income (Loss)                                       $     (128,243)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                                      -0-

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payable Trade                             1,609
                                                              --------------
             Net Cash (Used) by Operating Activities                (126,634)

INVESTING ACTIVITIES

             Net Cash Used in Investing Activities                       -0-

FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                            133,750
                                                              --------------
             Net Cash Provided by Financing Activities               133,750
                                                              --------------
Decrease in Cash and Cash Equivalents                                  7,116

Cash and Cash Equivalents at Beginning of Period                         922
                                                              --------------

Cash and Cash Equivalents at End of Period                    $        8,038
                                                              ==============






                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                            As of September 30, 2001
                            ------------------------

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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                            As of September 30, 2001
                            ------------------------

NOTE 1      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued)

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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                            As of September 30, 2001
                            ------------------------

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

NOTE 3      INCOME TAXES

            There was no provision for Federal Income tax during 2001 or 2000 because of an unexpired net operating loss carry forward.

                                                                     Carryforward
               Year Ended                     Amount               Available to Year
               ----------                     ------               -----------------
            December 31, 1998              1,019,718                        2013
            December 31, 1999                675,719                        2014
            December 31, 2000              1,171,377                        2015
            September 30, 2001               128,243                        2016

            The Company has a net operating loss carryforward of $ 2,995,057 which expires, if unused, in the years 2013 to 2016. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2000 and 2001.

                                                                            2000                 2001
                                                                            ----                 ----
            Income tax benefit at the statutory rate (34%)             1,171,377              128,243
            Change in valuation allowance
                  State tax, net of federal benefit

            Non included items
                                                                       ---------              -------
            Provision for income taxes                                         0                    0
                                                                       =========              =======

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                            As of September 30, 2001
                            ------------------------

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

                             AUGRID OF NEVADA, INC.
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                            As of September 30, 2001
                            ------------------------

NOTE 5      NET LOSS PER SHARE

            The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)

            The following table presents the calculation.

                      Net Loss                                          $     2,995,057
                                                                        ---------------
                  Basic:
                            Weighted average share of
                      Common stock outstanding                               62,080,552
                                                                        ---------------
                      Basic net loss per share                                    (.048)

                  Pro forma :
                      Shares used above                                      62,080,552
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                             317,500
                                                                        ---------------
                      Shares used in computing pro forma
                         Basic net loss per share                            62,398,052
                                                                        ---------------

                      Pro forma basic net loss per share                          (.048)

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

                                             AuGRID of Nevada, Inc.


Date:    March 28, 2002                      By: /s/ Muhammad J. Shaheed
                                                 ----------------------------------------------
                                                   Muhammad J. Shaheed, President and Director


Date:    March 28, 2002                      By: /s/ Mary F. Sloat-Horoszko
                                                 ----------------------------------------------
                                                   Mary F. Sloat-Horoszko, Secretary, Treasurer
                                                   and Director