Form 10KSB40
period 2001-12-31
AUGRID OF NEVADA INC
filed 2002-04-01
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                   For the fiscal year ended December 31, 2001

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

                  2275 EAST 55TH STREET, CLEVELAND, OHIO 44103
               (Address of Principal Executive Offices; Zip Code)

                                  216.426.1589
                (Issuer's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

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

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB was $0/013 on March 28, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,364,720 shares of common stock at March 28, 2002.

Transitional Small Business Disclosure Format (check one):

Yes [ ]           No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference from the definitive proxy statement (the "Proxy Statement") for the Company's Annual Meeting of Stockholders to be held later this year. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission and mailed to the Company's stockholders no later than April 30, 2002. If the Proxy Statement is not filed by that date, the Company will amend this Annual Report on Form 10-KSB, no later than April 30, 2002, to include the information required by Part III.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

The Company's predecessor was formed under the name Ironwood Ventures, Inc. ("Ironwood") by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 4, 1995. On March 2, 1998, following a change of control, the Company changed its name to AuGRID of Nevada, Inc. The Company effectively commenced operations on March 15, 1998. Its executive offices are located at 2275 East 55th Street, Cleveland, Ohio 44130, and its telephone number is 216.426.1589.

The Company has an exclusive license to use a certain thin cathode ray tube technology to manufacture and market flat panel display products for the transportation industry. Although the Company has no current manufacturing or sales operations utilizing its rights to such technology, it intends, within the next twelve months, to begin the manufacture of thin cathode ray tubes for a broad range of flat panel display product applications for the transportation industry.

INDUSTRY BACKGROUND

During the last 25 years, flat-panel displays (small, lightweight, flat instruments that display digital information, "FPD") have been undergoing technological improvements to provide a better quality image. In addition, the growth of FPD sales is being accelerated by the emerging portable electronic products market, as evidenced by the vigorous emergence of small, portable video cameras, portable video games, handheld television sets, video displays in the rear seats of vans, and personal digital assistants. As FPD sales grow, however, most customers seem to become dissatisfied with the cost, performance and availability tradeoffs inherent in the current technology used in FPDs. This dissatisfaction presents an opportunity for the products and technology the Company offers.

PRODUCTS

By employing the use of vacuum microelectronics technology, the Company's licensor in conjunction with a British Research Facility has developed a very thin device called field emission display ("FED") that provides a technological breakthrough in cathode ray tube ("CRT") monitors. These FEDs are high-resolution, full-color displays with all of the operating characteristics of a standard cathode ray tube. FEDs are solid-state vacuum displays that are based on the emission of electrons from a multiple-thin-film, micron- size, field-emission cathodes arrayed on a flat-glass substrate. Because the display is matrix addressed - row and column-patterned electrodes - the advantages of a line-at-a-time digital address is retained. As a result, the FED becomes a truly flat, low-power display with high resolution and high brightness; in addition, the patented spacer technology from the Company's licensor's British facility allows for a glass thickness of 8 mm, resulting in a FPD that will be thin, light, and scalable to larger sizes without increasing the glass thickness.

This new product will be able to provide a reliable, low-power, video-addressable color FED at a low cost. It initially will be targeted to the automotive industry, proven successful with target sales and marketing goals met. The Company will seek and negotiate additional applications, including not limited to computer monitor and on-the-wall- television applications.

Initially the Company will produce for the automobile industry, although the thin cathode ray tube ("TCRT") technology is designed to also meet the demands of other applications, including outdoor video advertising, television and computer monitors, as well as commercial, medical and military screen applications. Management recognizes that the technology will address three basic market demands - lower cost, power efficiency and performance level. The Company's goal is to become a broad-based provider of display screens and monitors. However, the Company does not yet manufacture any products employing this technology.

COMPETITION

Competition for the Company's products will come from active matrix liquid-crystal displays, plasma displays and electro-luminescent panels. However, these products are hindered by the limitations of their underlying technologies. For example, the user usually has to experiment to find the optimal angle to view one of these screens; if there is direct sunlight, the screen becomes difficult to view. These technologies become expensive when producing full-color and high-image refreshment rates-not a problem when most FPDs did not require those features. With the demands now being made on mobile communications, however, wireless and video industries are at decision points; these industries' future will be determined by their ability to develop and provide a product that is currently not available, and to do it economically. Management believes the Company can efficiently manufacture FPDs with enhanced color and video rates without the significant power, thickness and cost penalties generally attributed to liquid crystal displays with comparable features. Management is confident that the Company's licensed TCRT/FED technology is better than the current alternatives and that the Company will be able to provide the hardware to support the demand for such technology.

The Company's exclusive licensing agreement denotes what is believed to be the first truly operational, scalable and replicable FPD technology. In addition, management believes the uniqueness of the proprietary technology resides with the incorporation of a proprietary ceramic backplane. This uniqueness will permit the Company to hurdle pricing, power and size obstacles that currently face all other manufacturers in the FPD industry.

RESEARCH AND DEVELOPMENT

The Company spent approximately $1,350,000 in 2000 and $100,000 in 2001 for research and development costs, an aggregate of approximately $1,450,000 for the last two fiscal years. Although the Company currently is producing no FPD products and has no customers for such products, it expects that these costs ultimately will be recovered in the prices it charges for its FPD products.

Of the amount spent in 2000, $1,000,000 was paid to CeraVision Limited as a part of a $3,000,000 fee for its services in developing certain flat panel display prototypes and building manufacturing lines for the purpose of producing such displays. The second $1,000,000 installment of the fee is due on demand, but CeraVision Limited is withholding demand while the Company is exploring a strategic business combination. The final $1,000,000 installment of the fee will not be due until the Company receives the last of ten (10) prototype production lines complying with certain specifications. The remaining $350,000 amount in 2000 and the $100,000 amount in 2001 were paid to CeraVision Limited for other FPD research and development services not covered by the $3,000,000 fee.

PATENT LICENSE; ROYALTIES

The Company has obtained an exclusive patent license from CeraVision Limited to use certain ceramic- based field emission flat panel display technologies to manufacture and market products for the transportation industry. Pursuant to the terms of the license, the Company will be required to pay royalties to its licensor. These royalties are based upon production. On July 1, 2001, the Company became subject to a minimum quarterly royalty payment in the amount of $500,000, irrespective of production, for the fiscal quarter ended September 30, 2001. Although the first payment was due on October 7, 2001, the licensor has deferred the Company's obligation to make any royalty payments, while the Company pursues a strategic business combination.

MARKETING STRATEGIES

Advertising

The Company's goal over the next two years is to create enough visibility to support its product line in the domestic automobile industries as well as foreign markets. To accomplish this, the Company will advertise in various trade publications and business magazines, keeping track of the results to maximize the return of its advertising expenses and attend trade shows in America and abroad.

Sales

Initially the Company plans to sell directly to 1st and 2nd tier original equipment manufacturers. Management also has identified several large retail buying associations, such as NATM Buying Corporation and MARTA Cooperative of America. Each buying association represents a substantial number of large electronic appliance retailers that may be interested in acquiring flat-panel screens in large quantities for regional distribution among buying group members.

Goals

The worldwide display market is currently $40 billion per year, and it is projected to be over $60 billion by 2005; the FPD market is approximately $9.5 billion and estimated to be $35 billion by 2005. Management believes its FPD will have the potential to displace other display technologies because of its cost effectiveness, efficiency and overall advanced product.

Management also anticipates developing strong ties with major computer manufacturers, such as Dell, Gateway, Phillips in Europe and IBM in America. Although these relationships are not currently solidified, the Company's goal within the next three years is to become synonymous with leading-edge technology in the laptop and desk-mounted computer monitor market and the evolving television industry, such as wall- mounted digital televisions. The Company is committed to the production of superior display technology products that are exclusively designed to change the way people see things. Through world-class practices and a persistent commitment to excellence, the Company hopes to be the best in every market it elects to serves.

REGULATION

Existing or probable governmental regulations have not had (and are not expected to have) any material impact on the Company's operations, and the costs and effects of compliance with federal, state and local environmental laws are minimal.

EMPLOYEES

The Company has four full-time employees and no part-time employees. The Company's management team currently is comprised of two persons, a Chief Executive Officer and a Secretary/Treasurer. However, through consultation with advisors and board members, management has identified key personnel who may be available to fill management positions, as soon as the Company has the funds to compensate them. These include a Chief Operations Officer, a Chief Financial Officer, an Executive Vice President, a Controller and a Vice President of Manufacturing and a Vice President of Sales and Marketing. The Company also intends to hire experienced high-tech sales personnel

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at 2275 East 55th Street, Cleveland, Ohio 44103 in approximately 1,500 square feet of leased office space.

The Company has entered into a letter of understanding with the City of Akron, Ohio for the purchase or lease (with an option to purchase) of an approximately five-acre parcel of land in the city's Ascot Industrial Park. The Company intends to build a manufacturing facility on that parcel.

The Company does not have any additional facilities, but management believes the leased space is in good condition and adequate for the Company's current office and administrative requirements and the proposed facility in Ascot Industrial Park will be adequate for manufacturing operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although shares of Common Stock sometimes trade on the OTCBB under the symbol "AGNV," there is no active public trading market for such shares. Shares of Common Stock have traded on the OTCBB since October 17, 2000, and during that time the per share price has widely ranged from $0.01 to $0.18. The table below sets forth the high and low bid prices for each completed fiscal quarter since October 17, 2000. In addition, some shares were sold in private transactions at a purchase price of $0.50 per share prior to the date the Company's shares traded on the OTCBB, and the Company's outstanding Convertible Subordinated Debentures were converted to shares at a conversion price of $0.50 per share at immediately after trading on the OTCCB commenced, pursuant to a mandatory conversion provision of the Company's agreement with debenture holders.


   FISCAL QUARTER ENDED             HIGH BID PRICE      LOW BID PRICE
   --------------------------- ------------------- ------------------
   December 31, 2001                             $                  $
   --------------------------- ------------------- ------------------
   September 30, 2001                        $0.10             $0.008
   --------------------------- ------------------- ------------------
   June 30, 2001                             $0.18              $0.04
   --------------------------- ------------------- ------------------
   March 31, 2001                            $0.02              $0.02
   --------------------------- ------------------- ------------------
   December 31, 2000                         $0.04            $0.0375
   --------------------------- ------------------- ------------------

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and such prices may not represent actual transactions.

As of March 28, 2002, there were outstanding 64,364,720 shares of Common Stock held of record by 676 persons. The Company has not paid any dividends on its common stock during the last two fiscal years, and, although it has no plan to pay dividends on such stock at any time in the foreseeable future, there are no restrictions that limit its ability to pay dividends..

ITEM 6. PLAN OF OPERATION

GENERAL

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

CASH REQUIREMENTS

The Company will have cash requirements of approximately $5,000,000 during the next twelve months. During that period, the Company will be obligated to pay an installment payment in the amount of $1,000,000 for the manufacture of its pilot production line; approximately $1,000,000 for general administrative and operating costs, including legal and accounting fees and the hiring of several additional key employees; approximately $676,800 to repay debt (plus interest in the amount of 10% on $250,000 of that amount from June 18, 2001); and the remainder to establish a manufacturing facility and fund further research and development activities. In addition, if the requisite ten production lines prototypes are delivered during the next twelve months, the Company will be obligated to pay the final $1,000,000 installment for the manufacture of the production lines, and the Company also may be obligated for the payment of minimum royalty payments under its patent license, even if the Company is not then producing products for sale.

To date, the Company's cash requirements have been met from the proceeds of private offerings of its common stock and the issuance of its debt securities. The Company has generated no revenues from operations to date. The Company expects that revenues over the next twelve months will be inadequate to meet working capital requirements, and the Company is considering a strategic combination that will provide the necessary working capital to conduct operations as planned. If the Company is unable to complete the contemplated combination, it is unlikely that it will be able to continue operations unless it can raise substantial proceeds from one or more private or public offerings of its securities. The Company has no significant cash or other material assets nor revenues to cover its operating costs to allow it to continue as a going concern during such period. The Company expects to generate sufficient revenues from operations to cover its costs beginning in 2003.

ITEM 7 FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

To Board of Directors and Stockholders
AuGRID of Nevada, Inc.

I have audited the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Development Stage Company) as of December 31, 2001, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AuGRID OF NEVADA, INC. (A Development Stage Company) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/ Henry L. Creel Co., Inc.

March 26, 2002

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  -------------
                             As of December 31, 2001
                             -----------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
--------------

    Cash                                                            $     7,493
                                                                    -----------

         Total Current Assets                                             7,493

PROPERTY AND EQUIPMENT (NOTE 1)


    Machinery And Equipment                                              68,080
    Furniture And Fixtures                                                7,686
    Office Equipment                                                     14,176
                                                                    -----------

         Total Property At Cost                                          89,942

    Less:  Accumulated Depreciation                                     (18,412)
                                                                    -----------

    Net Property and Equipment                                           71,530
                                                                    -----------


OTHER ASSETS

    Licensing Agreement ( Note 2)                                     1,822,907
         Less Amortization                                             (920,828)
                                                                    -----------

    Net Licensing Agreement                                             902,079
                                                                    -----------

    Deposits Building Construction                                       21,341
                                                                    -----------

         Total Other Assets                                             923,420
                                                                    -----------

TOTAL ASSETS                                                        $ 1,002,443
                                                                    ===========



         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                               Statement of Income
                               -------------------
                      For the Year Ended December 31, 2001
                      ------------------------------------


    Net Sales (Note 1)                           $        -0-
                                                 ------------

Expenses

    Consultants                                       218,765
    Secretarial Services                                1,100
    Public Relations                                  115,000
    Auto Expense                                       28,061
    Insurance                                             916
    Rent                                                3,012
    Repairs & Maintenance                               5,041
    Lease Equipment                                     1,108
    Miscellaneous Expense                               1,830
    Travel and Lodging                                 17,871
    Legal Fees                                          4,349
    Accounting Fees                                     7,250
    Professional Fees                                  70,000
    Interest Expenses                                 124,902
    Computer Expense                                      621
    Office Expense                                     13,485
    Postage and Delivery                                1,701
    Telephone                                          12,531
                                                 ------------
       Total Expenses                                 627,543
                                                 ------------

Income (Loss) Before Depreciation                    (627,543)
Depreciation                                           (8,994)
Amortization                                         (337,582)
                                                 ------------

Income (Loss) Before Income Taxes                    (974,119)

Provision for Income Taxes (Note 2)                       -0-
                                                 ------------

       Net Income (Loss)                         $   (974,119)
                                                 ============

    Basic and Diluted Loss Per Share                     .015

    Weighted Average Shares Outstanding            64,364,720


         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                         Statement of Retained Earnings
                         ------------------------------
                             As of December 31, 2001
                             -----------------------




Deficit accumulated  March 8, 1998 at Merger                     ($429,352)

Net (Loss) for the Year 1998                   (590,366)

Deficit accumulated, at End of Year 1998                      ($ 1,019,718)

Net (Loss) for the Year 1999                   (675,719)

Deficit accumulated, at End of Year 1999                        (1,695,437)

Net (Loss) for the Year 2000                 (1,171,377)

Deficit accumulated, at End of Year 2000                        (2,866,814)

Net (Loss) for the year 2001                   (974,119)

Deficit accumulated, at End of Year 2001                        (3,840,933)
                                                          ================


















         The accompanying notes are an integral part of this statement.

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                             -----------------------
                             As of December 31, 2001
                             -----------------------


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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                             As of December 31, 2001

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  A. ORGANIZATION

                  AUGRID OF NEVADA, INC., (a Development Stage Company) formed under the laws of the State of Nevada. It is a development stage company whose primary business is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The company currently has no operating income and, in accordance with SFAS #7, is considered a development company.

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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                             As of December 31, 2001
                             -----------------------

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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                             As of December 31, 2001
                             -----------------------

NOTE 3 RELATED PARTY TRANSACTION

                  The company enter into consulting agreements with Stockholder, the company has violated its agreements by being delinquent in its payment to these Stockholders. At December 31, 2001 the company owed these related parties these amounts are $86,850, $84,400, $65,600 and $62,900 in delinquent consultant fees and cash advances. All amounts due on demand with no interest.

NOTE 4 INCOME TAXES

                  There was no provision for Federal Income tax during 2001 or 2000 because of an unexpired net operating loss carry forward.

                                                                   Carryforward
                  Year Ended                 Amount           Available to Year
                  ----------                 ------           -----------------

                  December 31, 1998       1,019,718               2013
                  December 31, 1999         675,719               2014
                  December 31, 2000       1,171,377               2015
                  December 31, 2001         974,119               2016

                  The Company has a net operating loss carryforward of $3,840,933 which expires, if unused, in the years 2013 to 2016. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2000 and 2001.

                                                                      2000         2001
                                                                      ----         ----
                  Income tax benefit at the statutory rate (34%)    1,171,377   974,119
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                                                                    ---------   --------

                  Provision for income taxes                                0          0
                                                                    =========   ========

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)


                          Notes to Financial Statements
                          -----------------------------
u
                            As of December 31, 2001


NOTE 5 CAPITALIZATION

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

                       Net Loss                                    $  3,840,933
                                                                   ------------
                   Basic:
                       Weighted average share of
                       Common stock outstanding                      64,364,720
                                                                   ------------

                       Basic net loss per share                           (.055)

                   Pro forma :
                       Shares used above                             64,364,720
                       Pro forma adjusted to reflect
                       Weighted affect of assumed
                       Conversion of preferred stock                    317,500
                                                                   ------------
                       Shares used in computing pro forma
                          Basic net loss per share                   64,682,220
                                                                   ------------

                       Pro forma basic net loss per share                 (.055)

                             AUGRID OF NEVADA, INC.
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------
                             As of December 31, 2001
                             -----------------------

NOTE 7 NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable to stockholders, interest
                  rates at 12% payable monthly Notes
                  Matured on 01/28/01                             297,700
                                                               ----------

                  Total Long Term Notes                           297,700

                  Notes Matured and converted into
                  18 Month Demand notes at 10% interest           553,700
                                                               ----------

                  Notes Payable to Stockholders-                  553,700
                  Long-Term

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by with respect to the Company's executive officers is incorporated herein by reference from the information provided under the heading "Executive Officers" of the definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2002 (the "Proxy Statement"). The information required with respect to the Company's directors is incorporated herein by reference from the information provided under the heading "Proposal No. One: Election of Directors" of the Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Securities Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 10  EXECUTIVE COMPENSATION

         Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information provided under the heading "Executive Compensation" of the Proxy Statement.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference from the information provided under the heading "Certain Relationships and Related Transactions" of the Proxy Statement.

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

         10.1 Patent License between the Company and CeraVision (Ireland) Limited dated 7 July 2000

         10.2 Exclusive Project Agreement relating to Displays for Use in Automobiles between the Company and CeraVision Limited dated 7 July 2000

         10.3 Letter of understanding between the Company and the City of Akron, Ohio regarding the purchase or lease (with purchase option) of an approximately five-acre parcel of land located in the city's Ascot Industrial Park, dated December 17, 1999.

         23     Consent of Independent Auditors

     (b) Reports on Form 8-K

                None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AuGRID of Nevada, Inc.

                              By:/s/ Muhammad J. Shaheed
                                 ----------------------------------------------
                                     Muhammad J. Shaheed, President, Chief
                                     Executive Officer and Chairman
                                     Date: March 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      /s/ Muhammad J. Shaheed
                      ---------------------------------------------------------
                      Muhammad J. Shaheed, President,  Chief
                      Executive Officer and Chairman (principal executive
                      officer)
                      Date:  March 28, 2002

                      /s/ Mary F. Sloat-Horoszko
                      ---------------------------------------------------------
                      Mary F. Sloat-Horoszko, Secretary, Treasurer and
                      Director (principal financial officer and principal accounting officer)
                      Date:  March 28, 2002

                      /s/ Myron Finkelstein
                      ---------------------------------------------------------
                      Myron Finkelstein, Director
                      Date:  March 28, 2002

                      /s/ Earle Higgins
                      ---------------------------------------------------------
                      Earle Higgins, Director
                      Date:  March 28, 2002

                      /s/Michael Makki
                      ---------------------------------------------------------
                      Michael Makki, Director
                      Date:  March 28, 2002

                      /s/ Essa Mashni
                      ---------------------------------------------------------
                      Essa Mashni, Director
                      Date:  March 28, 2002