Form 10QSB
period 2002-03-31
AUGRID OF NEVADA INC
filed 2002-05-15
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: March 31, 2002

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

                                 (216) 426-1589
                (Issuer's Telephone Number, including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,179,053 shares of common stock at May 14, 2002

Transitional Small Business Disclosure Format (check one):

Yes [ ]         No [X]

                             AUGRID OF NEVADA, INC.

                                      INDEX

PART I                     FINANCIAL INFORMATION

         Item 1            Financial Statements
         Item 2            Management's Plan of Operation

PART II                    OTHER INFORMATION

         Item 1            Legal Proceedings
         Item 2            Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             AUGRID OF NEVADA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

Review Report

Balance Sheet as of March 31, 2002

Statement of Income for the Three-Month Period ended March 31, 2002

Statement of Retained Earnings as of March 31, 2002

Statement of Cash Flows for the Three-Month Period ended March 31, 2002

Notes to the Financial Statements - as of March 31, 2002

To the Board of Directors and Stockholders
AuGRID OF NEVADA, INC.
140 Public Square Suite 208
Cleveland, Ohio 44114

                           ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of AuGRID of Nevada, Inc. (A Development Stage Company) as of March 31, 2002, and the related statements of income, retained earnings and cash flows for the three months period ended March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID of Nevada, Inc.

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

Based on my reviews, with the exception of the matter described in the above paragraph, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Respectfully,

/s/ Henry L. Creel

Henry L. Creel, CPA

May 11, 2002

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                              AS OF MARCH 31, 2002

                                     ASSETS

CURRENT ASSETS

    Cash                                  $     2,937
                                          -----------

         Total Current Assets                   2,937

PROPERTY AND EQUIPMENT (NOTE 1)


    Machinery And Equipment                    68,080
    Furniture And Fixtures                      7,686
    Office Equipment                           14,176
                                          -----------
         Total Property At Cost                89,942

    Less:  Accumulated Depreciation
           and Amortization                   (52,947)
                                          -----------
    Net Property and Equipment                 36,995
                                          -----------
OTHER ASSETS

    Licensing Agreement ( Note 2)           1,687,907
         Less Amortization                 (1,005,224)
                                          -----------
    Net Licensing Agreement                   817,683
                                          -----------
         Deposits Building Construction        21,341
                                          -----------
         Total Other Assets                   839,024
                                          -----------
TOTAL ASSETS                              $   878,956
                                          ===========



                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                              AS OF MARCH 31, 2002
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Account Payable                                            $    63,945
    Accounts Payable to Related Parties (Note 3)                   299,750
                                                               -----------

         Total Current Liabilities                                 363,695
                                                               -----------

LONG-TERM DEBT

    Notes Payable to Stockholders (Note 7)                         553,700
                                                               -----------
         Total Long-Term Debt                                      553,700
                                                               -----------
    Total Liabilities                                              917,395
                                                               -----------
STOCKHOLDERS' EQUITY

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding            318

       Common stock- with $0.001 par value 90,000,000 shares
       authorized; shares outstanding,
       March 31, 2001 - 69,964,720
       December 31, 2001 - 64,364,720
       December 31, 2000 - 58,268,469
       December 31, 1999 - 49,889,348
       December 31, 1998 - 46,629,414                               69,964

    Additional paid in capital                                   3,926,203

    Deficit accumulated during the development stage            (4,034,924)
                                                               -----------
         Total Stockholders' Equity                                (38,439)
                                                               -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                       $   878,956
                                                               ===========


                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                               STATEMENT OF INCOME
                FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2002

    Net Sales (Note 1)                                    $-0-
                                                  ------------
       Total Revenue                                       -0-
                                                  ------------
Expenses

    Consultants                                         45,615
    Auto Expense                                         2,029
    Advertising and Promotions                           1,000
    Rent                                                 2,250
    Direct Travel                                        4,450
    Legal Fees                                           2,400
    Accounting                                           7,500
    Maintenance and Repairs                             10,148
    Computer Expense                                     1,139
    Bank Charges                                           315
    Office Expense                                         729
    Postage and Deliveries                                 258
    Telephone                                            3,227
                                                  ------------
       Total Expenses                                   81,060
                                                  ------------
Income (Loss) Before Depreciation                      (81,060)

    Depreciation                                        (4,056)

    Amortization                                       (84,396)
                                                  ------------
Income (Loss) Before Income Taxes                     (169,512)

Provision for Income Taxes (Note 4)                        -0-
                                                  ------------
     Net Income (Loss)                            $   (169,512)
                                                  ============
    Basic and Diluted Loss Per Share (Note 6)            .0024

    Shares Used in Computing Net Loss Per Share     69,964,720


                         See Accountant's Review Report

                            AUGRID OF NEVADA, INC.
                           (A Development Company)

                        STATEMENT OF RETAINED EARNINGS
                             AS OF MARCH 31, 2002

Deficit accumulated  March 8, 1998 at Merger                    ($429,352)

Net (Loss) for the Year 1998                      (590,366)

Deficit accumulated, at End of Year 1998                      ($1,019,718)

Net (Loss) for the Year 1999                      (675,719)

Deficit accumulated, at End of Year 1999                       (1,695,437)

Net (Loss) for the Year 2000                    (1,171,377)

Deficit accumulated, at End of Year 2000                       (2,866,814)

Net (Loss) for the Period                         (974,119)

Prior Period Adjustment (Note 8)                   (24,479)

Deficit accumulated, at December 31, 2001                      (3,865,412)

Net (Loss) for the Period                         (169,512)

Deficit accumulated, at March 31, 2002                         (4,034,924)










                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                              AS OF MARCH 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                  $(169,512)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                         88,452

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payable Trade                     -0-
                                                         ---------
             Net Cash (Used) by Operating Activities       (81,060)

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from Paid in Capital                         76,504
                                                         ---------

             Net Cash Used in Investing Activities          76,504

CASH FLOWS FROM FINANCING ACTIVITIES

             Net Cash Provided by Financing Activities         -0-
                                                         ---------
Increase (Decrease) in Cash and Cash Equivalents            (4,556)

Cash and Cash Equivalents at Beginning of Period             7,493
                                                         ---------
Cash and Cash Equivalents at End of Period                  $2,937
                                                         =========





                         See Accountant's Review Report

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  A. Organization

                  AuGRID of Nevada, Inc., (a Development Stage Company) formed under the laws of the State of Nevada. It is a development stage company whose primary business is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The company currently has no operating income and, in accordance with SFAS #7 is considered a development Company.

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

                  C.  Property and Equipment

                  All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                                   YEARS

                  Machinery and Equipment         $   68,080         10
                  Furniture and Fixtures               7,686         10
                  Office Equipment                    14,176         10
                                                  ----------
                  Total Property & Equipment      $   89,942
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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

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

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

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

NOTE 3            ACCOUNTS PAYABLE TO RELATED PARTIES

                  The company enter into consulting agreements with Stockholders, the company has violated its agreements by being delinquent in its payment to these Stockholders. At March 31, 2002 the company owed these related parties (Stockholders) the following amounts $86,850, $84,400, $65,600 and $62,900 totaling $299,750.These amounts relates to unpaid consulting fees and cash advance to company made by stockholders not repaid. All amounts due on demand with no interest.

NOTE 4            INCOME TAXES

                  There was no provision for Federal Income tax during 2002 or 2001 because of an unexpired net operating loss carry forward.

                                                              Carryforward
                  Year Ended                  Amount       Available to Year
                  ----------                  ------       -----------------
                  December 31, 1998        1,019,718                    2013
                  December 31, 1999          675,719                    2014
                  December 31, 2000        1,171,377                    2015
                  December 31, 2001          974,119                    2016
                  March 31, 2002             169,512                   20176

                  The Company has a net operating loss carryforward of $ 2,913,362 which expires, if unused, in the years 2013 to 2016. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2000 and 2002.

                                                                                  2001                 2002
                                                                                  ----                 ----
                  Income tax benefit at the statutory rate (34%)               974,119              169,512
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                                                                               -------              -------
                  Provision for income taxes                                         0                    0
                                                                               =======              ========

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

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

NOTE 6            NET LOSS PER SHARE

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128).

                  The following table presents the calculation.

                      Net Loss                                                        $   169,512
                                                                                      -----------
                  Basic:
                      Weighted average share of
                      Common stock outstanding                                         69,964,720
                                                                                      -----------
                      Basic net loss per share                                             (.0024)
                  Pro forma :
                      Shares used above                                                69,964,720
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                                       317,500
                                                                                      -----------
                      Shares used in computing pro forma
                         Basic net loss per share                                      70,282,220
                                                                                      -----------
                      Pro forma basic net loss per share                                   (.0024)

                             AUGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

NOTE 7            NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable to stockholders, interest rates at 12% payable monthly Notes Matured on 01/28/01. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 553,700

                  Notes Payable to Stockholders-Long Term             $553,700


NOTE 8            PRIOR PERIOD ADJUSTMENTS

                  Prior period represents unrecorded depreciation for years 1998, 1999, and 2000. To properly present the retained earnings account, $ 24,479 was adjusted to the retained earnings to properly reflect accumulated depreciation at December 31, 2001. Depreciation was not taken from 1998 to 2000.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

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

The Company's business objective is to exploit technologies that assist in the development of proprietary flat panel display technology. The Company has secured licensee rights to what is believed by management to be the first truly flat panel, FED (Field Emission Device), display technology. This thin cathode ray tube technology incorporates a proprietary ceramic backplane that management believes will allow manufacturers to overcome pricing, power and size obstacles currently facing many other manufacturers in the flat panel display industry. Although the Company has no current manufacturing or sales operations utilizing this technology, it intends, within the next twelve months, to begin the manufacture of thin cathode ray tubes for a broad range of flat panel display product applications for the transportation industry.

To date the Company has been engaged in securing funding, obtaining rights as a licensee to the flat panel display technology critical to the Company's business, finding and securing a management team and board of directors, developing a business plan, conducting preliminary market research and contracting for the manufacture of a pilot production line at a cost to the Company of $1,200,000. It is anticipated that the line will be completed and that production of flat panel displays will commence in the fourth quarter of 2003.

PATENT LICENSE; ROYALTIES

The Company has obtained an exclusive patent license from CeraVision Limited to use certain ceramic-based field emission flat panel display technologies to manufacture and market products for the transportation industry. Pursuant to the terms of the license, the Company will be required to pay royalties to its licensor. These royalties are based upon production. On July 1, 2001, the Company became subject to a minimum quarterly royalty payment in the amount of $500,000, irrespective of production, for the fiscal quarter ended September 30, 2001. Although the first payment was due on October 7, 2001, the licensor has deferred the Company's obligation to make any royalty payments, while the Company pursues a strategic business combination.

RESEARCH AND DEVELOPMENT

The Company spent approximately $1,312,000 in 2000 and $138,000 in 2001 for research and development and other costs incurred in connection with the Company's efforts to obtain the patent license from CeraVision Limited. Although those costs initially were recorded as deferred costs, they subsequently were attributed to the license agreement.

Of the amount recorded for 2000, $862,000 was a direct payment to CeraVision Limited pursuant to the license agreement. The remaining $450,000 of costs for that year represented payments to CeraVision Limited for additional FPD research and development services not covered by the $1,000,000 fee. The $138,000 recorded for 2001 was a direct payment to CeraVision Limited pursuant to the license agreement. An aggregate of $1,450,000 of payments to CeraVision Limited during the last two fiscal years is attributable to the license agreement. Although the Company currently is producing no FPD products and has no customers for such products, it expects that these costs ultimately will be recovered in the prices it charges for its FPD products.

Of the costs recorded in 2000 and 2001, $862,000 was paid to CeraVision Limited for the exclusive licensing agreement, representing a portion of the first $1,000,000 installment of the $3,000,000 fee for CeraVision Limited's services in developing certain flat panel display prototypes and building manufacturing lines for the purpose of producing such displays. The balance of the first installment and the second $1,000,000 installment of the fee is due on demand, but CeraVision Limited is withholding demand while the Company is exploring a strategic business combination. The final $1,000,000 installment of the fee will not be due until the Company receives the last of ten (10) prototypes complying with certain specifications.

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

To date, the Company's cash requirements have been met from the proceeds of private offerings of its common stock and the issuance of its debt securities. The Company has generated no revenues from operations to date. The Company expects that revenues over the next twelve months will be inadequate to meet working capital requirements, and the Company is considering a strategic business combination that will provide the necessary working capital to conduct operations as planned. If the Company is unable to complete the contemplated combination, it is unlikely that it will be able to continue operations unless it can raise substantial proceeds from one or more private or public offerings of its securities. The Company has no significant cash or other material assets nor revenues to cover its operating costs to allow it to continue as a going concern during such period. The Company expects to generate sufficient revenues from operations to cover its costs beginning in 2003.

EMPLOYEES

The Company has four full-time employees and no part-time employees. The Company's management team currently is comprised of two persons, a Chief Executive Officer and a Secretary/Treasurer. However, through consultation with advisors and board members, management has identified key personnel who may be available to fill management positions, as soon as the Company has the funds to compensate them. These include a Chief Operations Officer, a Chief Financial Officer, an Executive Vice President, a Controller and a Vice President of Manufacturing and a Vice President of Sales and Marketing. The Company intends to fill these positions during the next twelve months and also intends to hire experienced high-tech sales personnel.

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

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         (d)      Exhibits (Reference Numbers are to Item 601 of Regulation S-B)

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

                        10      (i)     Patent License between the Company
                                        and CeraVision (Ireland) Limited dated 7
                                        July 2000 and incorporated by reference
                                        to the Company's Form 10-KSB for the
                                        fiscal year ended December 31, 2001,
                                        filed with the Commission on April 1,
                                        2002.

                                (ii) Exclusive Project Agreement relating to Displays for Use in Automobiles between the Company and CeraVision Limited dated 7 July 2000 and incorporated by reference to the Company's Form 10- KSB for the fiscal year ended December 31, 2001, filed with the Commission on April 1, 2002.

                                (iii)   Letter of understanding between the
                                        Company and the City of Akron, Ohio
                                        regarding the purchase or lease (with
                                        purchase option) of an approximately
                                        five-acre parcel of land located in the
                                        city's Ascot Industrial Park, dated
                                        December 17, 1999 and incorporated by
                                        reference to the Company's Form 10-KSB
                                        for the fiscal year ended December 31,
                                        2001, filed with the Commission on April
                                        1, 2002.

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

                              AuGRID of Nevada, Inc.


Date:    May 14, 2001          By: /s/ Muhammad J. Shaheed
                                   -----------------------------------------
                                     Muhammad J. Shaheed, President
                                     and Director


Date:    May 14, 2002          By: /s/ Mary F. Sloat-Horoszko
                                   -----------------------------------------
                                     Mary F. Sloat-Horoszko, Secretary,
                                     Treasurer and Director