Form 10KSB/A
period 2001-12-31
AUGRID OF NEVADA INC
filed 2002-06-28
CIK 1101752

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

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB was $0.004 on June 26, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,179,053 shares of common stock at June 26, 2002

Transitional Small Business Disclosure Format (check one):

Yes [ ]           No [X]


                                 AMENDMENT NO. 1

This Amendment No. 1 to the Annual Report on Form 10-KSB of AuGRID of Nevada, Inc. for the fiscal year ended December 31, 2001 is being filed (i) to amend
Part II, Item 7, to revise the audited financial statements included in Form 10-KSB as previously filed, (ii) to include in the report on Form 10-KSB certain information in Part III that had been incorporated by reference to the issuer's proxy statement for its 2002 annual meeting of stockholders and (iii) to amend
Part III, Item 13(a), to include as an exhibit the required consent of the independent auditing firm to inclusion of its revised audit report in this filing.

                                     PART II

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

Henry L. Creel & Co., Inc.

March 26, 2002

Revised June 6, 2002

                             AuGRID OF NEVADA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        December 31,
                                                        ------------
                                          1998            1999          2000            2001
                                     -----------------------------------------------------------
CURRENT ASSETS
--------------
   Cash                              $     7,860     $    90,579     $       922     $     7,493
                                     -----------     -----------     -----------     -----------
     Total Current Assets                  7,860          90,579             922           7,493

PROPERTY AND EQUIPMENT
----------------------
   Machinery and Equipment                68,080          68,080          68,080          68,080
   Furniture and Fixtures                  2,731           2,731           7,686           7,686
   Office Equipment                       13,074          14,176          14,176          14,176
                                     -----------     -----------     -----------     -----------
     Total Property @ Cost                83,885          84,987          89,942          89,942

Less:  Accumulated Depreciation
            and Amortization              (9,418)         (9,418)         (9,418)        (41,661)
                                     -----------     -----------     -----------     -----------
Net Machinery and Equipment               74,467          75,569          80,524          48,281

OTHER  ASSETS
-------------

   Licensing Agreement                   528,325         700,001       1,687,907               0

   Less Amortization                    (105,665)       (245,665)       (583,247)             (0)
                                     -----------     -----------     -----------     -----------
   Net Licensing Agreement               422,660         454,336       1,104,660               0

   Deposits Building Construction              0               0          21,341          21,341

     Total Other Assets                  422,660         454,336       1,126,001          21,341
                                     -----------     -----------     -----------     -----------

TOTAL ASSETS                         $   504,987     $   620,484     $ 1,207,447     $    77,115
                                     ===========     ===========     ===========     ===========




The accompanying notes are an integral part of these consolidated financial statements

                             AuGRID OF NEVADA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                       LIABILITIES AND SHAREHOLDERS EQUITY
                       -----------------------------------

                                                                              DECEMBER 31,
                                                       1998             1999            2000             2001
                                                    -----------     -----------     -----------     -----------
CURRENT LIABILITIES
-------------------
   Accounts Payable - Trade                         $     4,607     $     7,910     $    62,336     $    63,945
   Convertible Subordinated Promissory Note                   0         312,500               0               0
   Accounts Payable to Related Parties                                                                  299,750
                                                    -----------     -----------     -----------     -----------
     Total Current Liabilities                            4,607         320,410          62,336         363,695
                                                    -----------     -----------     -----------     -----------

LONG-TERM DEBT

   Note Payable                                               0               0         299,700         553,700
                                                    -----------     -----------     -----------     -----------
     Total Long-Term Debt                                     0               0         299,700         553,700
                                                    -----------     -----------     -----------     -----------
     Total Liabilities                                    4,607         320,410         362,036         917,395
                                                    -----------     -----------     -----------     -----------


STOCKHOLDERS EQUITY
-------------------

Capital Stock
Preferred Stock $ 0.001 par value
10,000,000 shares authorized and
317,500 shares issued and outstanding                                       318             318             318
Common Stock - $0.001 par value
90,000,000 authorized;                                   46,629          49,889          58,268          64,365
Shares Outstanding
December 31, 1998 46,629,414 Issued
December 31, 1999 49,889,348 Issued
December  31,2000 58,268,469 Issued
December 31, 2001 64,364,720 Issued
Additional Paid in Capital                            1,473,469       1,945,304       3,653,639       3,861,296
                                                    -----------     -----------     -----------     -----------
Retained Earnings                                    (1,019,718)     (1,695,437)     (2,866,814)     (4,766,259)
                                                    -----------     -----------     -----------     -----------

Deficit accumulated during the development Stage        500,380         300,074         845,411        -840,280
                                                    -----------     -----------     -----------     -----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                 $   504,987     $   620,484     $ 1,207,447     $    77,115
                                                    ===========     ===========     ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements

                             AuGRID OF NEVADA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                       MARCH 15, 1998 (INCEPTION) TO
                                                       -----------------------------                                CUMULATIVE
                                                                DECEMBER 31                                        FOR THE PERIOD
                                               ----------------------------------------------                    MARCH 15,1998
                                                    1998           1999             2000              2001       TO JUNE 30, 2001
                                               ------------     ------------     ------------     ------------   -----------------
Net Sales (Note 1)                             $          0     $          0     $          0     $          0     $          0
Interest Income                                           0                0              524                0              524
                                               ------------     ------------     ------------     ------------     ------------
     Total Revenue                                        0                0              524                0              524

Direct Cost
    Write-Off License Agreement (Note 1H)                 0                0                0        1,262,908        1,262,908

General and Administrative Expenses
   Consultants                                      193,969          316,597          162,884          218,765          892,215
   Secretary Services                                     0                0           39,542            1,100           40,642
   Public Relations                                  26,800            8,489          131,953          115,000          282,242
   Auto Expense                                      18,199           23,274           49,205           28,061          118,739
   Insurance                                            800                0            2,888              916            4,604
   Rent and Utilities                                24,637           25,100           19,655            3,012            5,041
   Repairs and Maintenance                            1,994            1,307            5,537            5,041            1,108
   Leased Equipment                                   7,895            3,988            7,609            1,108           20,600
   Furniture Lease                                    4,217           15,541            9,866                0           29,624
   Travel and Lodging                                59,107           40,838          104,260           17,871          222,076
   Legal                                             78,127           26,653           91,855            4,349          200,984
   Accounting                                             0           10,875           18,301            7,250           36,426
   Professional Fees                                 20,137                0           24,564           70,000          114,701
   Miscellaneous                                      3,767           17,935           44,684            1,830           68,216
   Computer Services                                  2,693           15,656           39,664              621           58,634
   Office Supplies                                    6,251            6,939            8,426                0           21,616
   Office Expenses                                    7,759                0           20,496           13,485           41,740
   Postage and Delivery                               8,523            8,524            7,214            1,701           25,962
   Telephone                                         19,826           14,003           45,716           12,531           92,076
   Interest Expense                                                                                    124,902          124,902
                                               ------------     ------------     ------------     ------------     ------------
     Total General and
     Administrative Expenses                       (484,701)        (535,719)        (834,319)      (1,890,451)      (3,745,190)

Income (Loss) Before Depreciation                  (484,701)        (535,719)        (833,795)      (1,890,451)      (3,744,666)

Depreciation                                              0                0                0           (8,994)          (8,994)
Amortization                                       (105,665)        (140,000)        (337,582)              (0)        (583,247)

Income (Loss) Before Taxes                         (590,366)        (675,719)      (1,171,377)      (1,899,445)      (4,336,907)

Provision for Income Taxes (Note 2)                       0                0                0                0                0

Net Income (Loss)                                  (590,366)        (675,719)      (1,171,377)      (1,899,445)      (4,336,907)

Basic Net Loss Per Share                       $      0.013     $      0.014     $      0.020     $      0.030     $      0.067

Shares Used In Computing Net Loss Per Share    $ 46,629,414     $ 49,889,348     $ 58,268,469     $ 64,364,720     $ 64,364,720







The accompanying notes are an integral part of these consolidated financial statements

                             AuGRID OF NEVADA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS



                                                   MARCH 15, 1998 (INCEPTION) TO
                                                   -----------------------------
                                                            DECEMBER 31
                                                ------------------------------------------
                                                   1998          1999              2000          2001
                                                   ----          ----              ----          ----
                                                ----------------------------------------------------------

Balance, at Beginning of the Year (Deficit)    $   429,352     $ 1,019,718     $ 1,695,437     $ 2,866,814

Add: Net Income (Loss) for the Year               (590,366)       (675,719)     (1,171,377)     (1,899,445)

Balance, At End of Year                        $ 1,019,718     $ 1,695,437     $ 2,866,814     $ 4,766,259




The accompanying notes are an integral part of these consolidated financial statements

                             AuGRID OF NEVADA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    MARCH 15, 1998 (INCEPTION) TO
                                                                    -----------------------------                 CUMULATIVE
                                                                            DECEMBER 31                          FOR THE PERIOD
                                                    ------------------------------------------------------        MARCH 15,1998
                                                        1998           1999             2000           2001    TO DECEMBER 31, 2001
                                                        ----           ----             ----           ----    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

   Net Income (Loss)                                ($  590,366)    ($  675,719)    ($1,171,377)    ($1,899,445)    ($4,336,907)

Adjustments to reconcile Net Income to
Net Cash provided by Operating Activities

   Depreciation and Amortization                        110,059         140,000         337,582           8,994         596,635

Changes in Operating Assets and Liabilities Net:
   Loss on Write Off Other Assets                                                                     1,127,959       1,127,959
   Increase in Accounts payable Related Parties                                                         299,750         299,750
   Increase (Decrease) in Accounts Payable               (4,539)          3,303          54,426           1,659          54,849
                                                    -----------     -----------     -----------     -----------     -----------
     Net Cash Used by Operating Activities             (484,846)       (532,416)       (779,369)       (461,083)     (2,257,714)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

   Increase in Deposits-Building Construction                 0               0         (21,341)             (0)        (21,341)
   Increase in Licensing Agreement                     (263,960)       (171,676)       (987,906)             (0)     (1,423,542)
   Purchase of Property and Equipment                   (47,656)         (1,102)         (4,955)             (0)        (53,713)
                                                    -----------     -----------     -----------     -----------     -----------
     Net Cash Used in Investing Activities             (311,616)       (172,778)     (1,014,202)             (0)     (1,498,596)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

   Proceeds from Promissory Note                              0         312,500         299,700               0         612,200
   Proceeds from Notes Payable Stockholders                   0               0               0         254,000         254,000
   Proceeds from Stock Issuance                         771,949         475,413       1,404,214         213,654       2,865,230
                                                    -----------     -----------     -----------     -----------     -----------
     Net Cash Provided by Financing Activities          771,949         787,913       1,703,914         467,654       3,731,430

Increase (Decrease) in Cash and Cash Equivalents        (24,513)         82,719         (89,657)          6,571         (24,880)

Cash and Cash Equivalents at Beginning of Year           32,373           7,860          90,579             922          32,373
                                                    -----------     -----------     -----------     -----------     -----------
Cash and Cash Equivalents at End of Year            $     7,860     $    90,579     $       922     $     7,493     $     7,493
                                                    ===========     ===========     ===========     ===========     ===========






The accompanying notes are an integral part of these consolidated financial statements

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

                  C.  PROPERTY AND EQUIPMENT

                  All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:
                                                                YEARS
                  Machinery and Equipment        $   68,080       10
                  Furniture and Fixtures              7,686       10
                  Office Equipment                   14,176       10
                                                -----------
                  Total Property & Equipment     $   89,942
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

                  H. IMPAIRMENT OF LONG-LIVED ASSETS & LONG -LIVED ASSETS TO BE
                     DISPOSED OF

                  Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets" (SFAS 121), requires the Company to review for possible impairment, assets to be held for use and assets held for disposal, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and in such event, to record an impairment loss. The Company adopted SFAS 121 in 1998 and evaluated the recoverability of long lived assets at its properties. Initial adoption of SFAS 121 in 1998 did not have a material impact on the Company's financial condition or results of operations.

                  Up to 2000,, the company recorded a charges of $1,822,907 from continuing operations relating to an impairment loss on other assets. Approximately $1,450,000 was due to a current Licensing Agreement while $373,383 was due to a prior Licensing Agreement. The company's revenue, which was anticipated from future agreements of this type, had not been realized as anticipated, therefore resulting in and impairment loss on intangible assets.

NOTE 2            RELATED PARTY TRANSACTION

                  The company enter into consulting agreements with Stockholder, the company has violated its agreements by being delinquent in its payment to these Stockholders. At December 31, 2001 the company owed these related parties these amounts are $86,850, $84,400, $65,600 and $62,900 in delinquent consultant fees and cash advances. All amounts due on demand with no interest.

NOTE 3            INCOME TAXES

                  There was no provision for Federal Income tax during 2001 or 2000 because of an unexpired net operating loss carry forward.

                                                                Carryforward
                  Year Ended                  Amount      Available to Year
                  ----------                  ------      -----------------
                  December 31, 1998       $1,019,718                   2013
                  December 31, 1999          675,719                   2014
                  December 31, 2000        1,171,377                   2015
                  December 31, 2001        1,899,446                   2016

                  The Company has a net operating loss carryforward of $4,766,259 which expires, if unused, in the years 2013 to 2016. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2000 and 2001.


                                                                              2000         2001
                                                                              ----         ----

                  Income tax benefit at the statutory rate (34%)            $1,171,377   $1,899,446
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                                                                            ----------   ----------
                  Provision for income taxes                                         0            0
                                                                            ==========   ==========

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

NOTE 5            NET LOSS PER SHARE

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)

                  The following table presents the calculation.

                      Net Loss                                          $     4,766,259
                                                                        ---------------
                  Basic:
                      Weighted average share of
                      Common stock outstanding                               64,364,720
                                                                        ---------------

                      Basic net loss per share                                    (.074)

                  Pro forma :
                      Shares used above                                      64,364,720
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                            317,500
                                                                      ----------------
                      Shares used in computing pro forma
                         Basic net loss per share                            64,682,220
                                                                        ---------------

                      Pro forma basic net loss per share                       (   .074)

NOTE 6            NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable to stockholders, interest
                  rates at 12% payable monthly Notes
                  Matured on 01/28/01                                           297,700
                                                                           ------------

                  Total Long Term Notes                                         297,700

                  Notes Matured and converted into
                  18 Month Demand notes at 10% interest                         553,700
                                                                           ------------

                  Notes Payable to Stockholders-                                553,700
                  Long-Term

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company, and the age and positions of each director and executive officer with the Company, as of June 26, 2002, are as follows:

Name                       Age     Position

M. J. Shaheed              35      Director; Chairman; President and Chief
                                   Executive Officer

Mary F. Sloat-Horoszko     35      Director; Secretary/Treasurer of the Company

Earle B. Higgins           54      Director

Essa Mashni                36      Director

Cecil Weatherspoon         54      Director

Business Experience

M. J. SHAHEED has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since March 1998. A native of Cleveland, Ohio, he attended Cleveland State University from 1986 to 1988, majoring in Physics and Computer Science. From 1986 through 1987, Mr. Shaheed assisted in the general instruction of math and science to children at the elementary level
- specializing in teaching handicapped and children with severe behavioral problems. From 1987 to 1990, he was a manager with the National Theatre Corporation in Cleveland Heights, Ohio, with overall management responsibility for customer relations, inventory, promotions, marketing and accounting. From 1990 through 1993, Mr. Shaheed was a systems engineer for Integrated Business Solutions located in Lyndhurst, Ohio. He was responsible for the construction of complete computer hardware systems, specifications, BIOS, cache and reconfiguring computer operational systems. He also worked on program that assisted the Dean of the Artificial Intelligence Department at Case Western Reserve, and he assisted as a Holistic Programming expert, analyst and overall troubleshooter relating to maximum and minimum system capacity. Since the founding of the Company, Mr. Shaheed has headed the research and development of flat panel technologies at the Company in accordance with the United States Government Flat Panel Display Initiative; and he has provided clients with systems engineering, CAD electronic circuit design work for high and low temperature ceramic tape, thermal analysis for 100% superconductive material, construction of complete complex computer systems and specifications, BIOS, cache, systems analysis and overall trouble shooting. From 1994 to March 1998, Mr. Shaheed's focus and dedication were directed solely to acquiring a viable flat screen technology to be implemented in the United States in the areas of auto, military and consumer electronics. During that period, he worked with CeraVision, Ltd., in research and development and the formulation and identification of flat panel technology market-specific applications in the United States.

MARY F. SLOAT-HOROSZKO has served as Secretary/Treasurer and a director of the Company since February, 1997. A graduate of Ohio State University, she holds a Bachelor of Arts Journalism degree with specialization in Broadcast Communication and Marketing. From 1992 to 1994, Mrs. Sloat-Horoszko was a Producer and On-Air Coordinator for Cleveland, Ohio based WWWE-Newsradio. During this time, her responsibilities were Guest/Topic development and coordination; marketing and program/station promotional development and corporate and community events. From 1994 to late 1996, she served as Director of Marketing, responsible for product development, marketing, advertising and community and fund-raising events for Illinois Insurance Brokerage Services, Chicago, Illinois. From late 1996 to mid-1997, Ms. Sloat-Horoszko served as Director of Marketing and Sales for RAE Enterprises of Chagrin Falls, Ohio, where she was responsible for corporate sales, marketing, assessments, program development and facilitation. Clients included General Motors, IBM, UAW/Ford and Rubbermaid. Since joining the Company in mid-1997, Ms. Sloat-Horoszko has managed the day-to-day office operations of the Company and has assisted in planning product lines and identifying target markets.

EARLE B. HIGGINS, a director of the Company since January 2001, has served as Vice President of Sales and Marketing for Active Transportation Company since 1999. Active Transportation Company is major supplier of transport services for several U.S. and import automobile manufacturers. Prior to 1999, he was Manager of Special Supplier Relations for DaimlerChrysler Corporation, where he was employed for twenty-seven years. During his career at DaimlerChrysler Corporation, which he began as a production assembler, Mr. Higgins gained broad experience with the automaker in key areas, including management of scheduling and forecasting, sales distribution, traffic and labor relations outbound traffic, shipping and receiving. Mr. Higgins, a one-time professional basketball player with the Indiana Pacers, remains steadfast in a commitment to young athletes. In 1986 he formed Athletes Learning Educational Resources Training, A.L.E.R.T. This nonprofit organization provides quality tutoring and counseling at no cost to help students improve their overall academic and social skills. He has been inducted into Eastern Michigan University's Basketball Hall of Fame, and has received numerous tributes and awards of recognition for his extensive participation in community service activities.

ESSA MASHNI, a director since of the Company since February, 1999, is a graduate of Wayne State College of Pharmacy with a degree in Pharmacy. He has served as Chief Pharmacist of Arbor Drugs since 1996. Mr. Mashni is a member of the American Pharmaceutical Association, the Michigan Pharmacy Association, the American Ramallah Federation and St. Mary's Antiochian Orthodox Church and an active participant in Ramallah Boys Club.

CECIL WEATHERSPOON, a director of the Company since June 2001, is a graduate of Bowling Green State University with a Bachelors degree in Business and a Masters degree in Management Organizational Development (MOD). Since 1993, Mr. Weatherspoon has served as President and Chief Executive Officer of Flex-Tech Professional Services, Ltd., a professional services company with annual sales revenues of approximately $8,000,000. For 24 years, he was an employee of General Motors Corporation, progressing from an hourly rate stock handler position to a Divisional Director. Significant positions held by Mr. Weatherspoon include Plant Manager, Division Director of Industrial Relations, Division Director of Salaried Personnel and Executive Engineering Administrator
- Anti-lock Brake System (ABS).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and certain of its officers and persons who own more than ten percent (10%) of any registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and to furnish copies of such reports to the Company. Based solely on the Company's review of the copies of such forms it has received, the Company believes all Section 16(a) filing requirements were satisfied by the Company's directors and executive officers.

ITEM 10      EXECUTIVE COMPENSATION

The following table sets forth all compensation paid during the fiscal years ended December 31, 2001, 2000 and 1999 to the Company's Chief Executive Officer. No other executive officer of the Company received total compensation exceeding $100,000 in any of the three fiscal years.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------
             NAME AND PRINCIPAL POSITION     YEAR         ANNUAL COMPENSATION
----------------------------------------------------------------------------------
M. J. Shaheed                                          SALARY        OTHER ANNUAL
President, CEO and Chairman                                          COMPENSATION
----------------------------------------------------------------------------------
                                             2001      $38,200           None
----------------------------------------------------------------------------------
                                             2000     $110,000           None
----------------------------------------------------------------------------------
                                             1999      $23,400           None
----------------------------------------------------------------------------------

No options or other rights to acquire the Company's securities were granted to any officer of the Company or exercised during the last fiscal year, and no such options or rights were outstanding at the end of the last fiscal year. The Company has no long-term incentive plan or pension plan nor any employment contract with any executive officer of the Company.

ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

The Company's Common Stock is the only outstanding class of equity security of the Company. Ownership as of June 26, 2002 of the Common Stock (to the Company's knowledge), by beneficial holders of more than five percent of the Company's Common Stock, is as follows:


------------------------------------------------------------------------------------------------
       TITLE OF CLASS          NAME AND ADDRESS OF     AMOUNT AND NATURE OF   PERCENT OF CLASS
                                BENEFICIAL OWNER         BENEFICIAL OWNER
------------------------------------------------------------------------------------------------
        Common Stock      M. J. Shaheed                       26,907,250           41.80%
                          2275 East 55th Street
                          Cleveland, Ohio 44103
------------------------------------------------------------------------------------------------

MANAGEMENT

The following table sets forth, as of April 10, 2002, the ownership of AuGRID Common Stock by each of the Company's directors and executive officers, and by all directors and executive officers, as a group. Each director and executive officers has full voting and investment power with respect to his shares, and no shares listed in the table below are subject to any vesting requirement. There are no shares of any other class of capital stock outstanding, and no options or other rights to acquire such shares have been granted.


       TITLE OF CLASS              NAME AND ADDRESS OF   AMOUNT AND NATURE OF    PERCENT OF CLASS
                                    BENEFICIAL OWNER       BENEFICIAL OWNER

        Common Stock          M. J. Shaheed                   26,907,250                41.80%
                              2275 East 55th Street
                              Cleveland, Ohio 44103

        Common Stock          Mary F. Sloat-Horoszko                                     3.11%
                              2275 East 55th Street            2,000,000
                              Cleveland, Ohio 44103

        Common Stock          Earle B. Higgins                   250,000
                              26161 Danvers Drive                                        0.39%
                              Farmington Hills,
                              Michigan 48334

        Common Stock          Essa Mashni                        322,000                 0.50%
                              175 Marsala Court
                              Canton, Michigan 48187

        Common Stock          Cecil Weatherspoon                 250,000                 0.39%
                              3407 Milan Road
                              Sandusky, Ohio 44870

        Common Stock          All Directors and               29,729,250                46.19%
                              Executive Officers, as a
                              group (5 persons)

ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             None

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

             10.1 Patent License between the Company and CeraVision (Ireland) Limited dated 7 July 2000, filed with the Commission on April 1, 2002 as Exhibit 10.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 2001

             10.2 Exclusive Project Agreement relating to Displays for Use in Automobiles between the Company and CeraVision Limited dated 7 July 2000, filed with the Commission on April 1, 2002 as Exhibit 10.2 to the Company's Form 10-KSB for the fiscal year ended December 31, 2001

             10.3 Letter of understanding between the Company and the City of Akron, Ohio regarding the purchase or lease (with purchase option) of an approximately five-acre parcel of land located in the city's Ascot Industrial Park, dated December 17, 1999, filed with the Commission on April 1, 2002 as
                     Exhibit 10.3 to the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

             23      Consent of Independent Auditors

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AuGRID of Nevada, Inc.

                          By:/s/ M. J. Shaheed
                             --------------------------------------------------
                             M. J. Shaheed, President, Chief Executive
                             Officer and Chairman
                             Date: June 27, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         /s/ M. J. Shaheed
                         ------------------------------------------------------
                         M. J. Shaheed, President,  Chief
                         Executive Officer and Chairman (principal executive officer)
                         Date:  June 27, 2002

                         /s/ Mary F. Sloat-Horoszko
                         ------------------------------------------------------
                         Mary F. Sloat-Horoszko, Secretary, Treasurer and Director (principal financial officer and principal accounting officer)
                         Date:  June 27, 2002

                         /s/ Earle B. Higgins
                         ------------------------------------------------------
                         Earle B. Higgins, Director
                         Date:  June 27, 2002

                         /s/ Essa Mashni
                         ------------------------------------------------------
                         Essa Mashni, Director
                         Date:  June 27, 2002

                         /s/ Cecil Weatherspoon
                         ------------------------------------------------------
                         Cecil Weatherspoon, Director
                         Date:  June 27, 2002