Form 10QSB/A
period 2002-03-31
AUGRID OF NEVADA INC
filed 2002-06-28
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                (Amendment No. 1)

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

Yes [ ]           No [X]

                                 AMENDMENT NO. 1

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2002 is being filed (i) to amend Part I, Item 1, to revise the financial statements included in Form 10-QSB as previously filed and
(ii) to amend Part II, Item 6(a), to include as an exhibit the required consent of the independent accounting firm to inclusion of its revised review report in this filing.


ITEM 1 FINANCIAL STATEMENTS

                           ACCOUNTANT'S REVIEW REPORT

To Shareholders and Board of Directors
AuGRID of Nevada, Inc.

I have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Company) as of March 31, 2002, and the related statement of income, retained earnings and cash flows for the three months period ended March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVADA, INC.

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

May 11, 2002
Revised June 6, 2002

                             AuGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  -------------
                              As of March 31, 2002
                              --------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
    Cash                                                               $  2,937
                                                                       --------

         Total Current Assets                                             2,937

PROPERTY AND EQUIPMENT (NOTE 1)
-------------------------------

    Machinery And Equipment                                              68,080
    Furniture And Fixtures                                                7,686
    Office Equipment                                                     14,176
                                                                       --------

         Total Property At Cost                                          89,942

    Less:  Accumulated Depreciation
                and Amortization                                        (52,947)
                                                                       --------

    Net Property and Equipment                                           36,995
                                                                       --------


OTHER ASSETS
------------

    Deposits Building Construction                                       21,341
                                                                       --------

         Total Other Assets                                              21,341
                                                                       --------

TOTAL ASSETS                                                           $ 61,273
                                                                       ========


                         See Accountant's Review Report

                             AuGRID OF NEVADA, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  -------------
                              As of March 31, 2002
                              --------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
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

LONG-TERM DEBT
--------------

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
                                                                    -----------

STOCKHOLDERS' EQUITY
--------------------

       Preferred Stock $ 0.001 par value 10,000,000 shares
       authorized and 317,500 shares issued and outstanding                 318

       Common stock- with $0.001 par value 90,000,000 shares
       authorized; shares outstanding,
       March 31, 2001 - 69,964,720
       December 31, 2001 - 64,364,720
       December 31, 2000 - 58,268,469
       December 31, 1999 - 49,889,348
       December 31, 1998 - 46,629,414                                    69,964

    Additional paid in capital                                        3,914,971

    Deficit accumulated during the development stage                 (4,841,375)
                                                                    -----------

         Total Stockholders' Equity                                    (856,122)
                                                                    -----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                            $    61,273
                                                                    ===========


                         See Accountant's Review Report

                             AuGRID OF NEVADA, INC.
                          (A Development Stage Company)

                               Statement of Income
                               -------------------
                For the Three Months Period Ended March 31, 2002
                ------------------------------------------------

    Net Sales (Note 1)                                             $        -0-
                                                                   ------------

       Total Revenue                                                        -0-
                                                                   ------------

Expenses

    Consultants                                                          45,615
    Auto Expense                                                          2,029
    Advertising and Promotions                                            1,000
    Rent                                                                  2,250
    Direct Travel                                                         4,450
    Legal Fees                                                            2,400
    Accounting                                                            7,500
    Maintenance and Repairs                                              10,148
    Computer Expense                                                      1,139
    Bank Charges                                                            315
    Office Expense                                                          729
    Postage and Deliveries                                                  258
    Telephone                                                             3,227
                                                                   ------------

       Total Expenses                                                    81,060
                                                                   ------------

Income (Loss) Before Depreciation                                       (81,060)

    Depreciation                                                         (4,056)

Income (Loss) Before Income Taxes                                       (85,116)

Provision for Income Taxes (Note 4)                                         -0-
                                                                   ------------

     Net Income (Loss)                                             $    (85,116)
                                                                   ============

    Basic and Diluted Loss Per Share (Note 6)                             .0012

    Shares Used in Computing Net Loss Per Share                      69,964,720




                         See Accountant's Review Report

                             AuGRID OF NEVADA, INC.
                             (A Development Company)

                         Statement of Retained Earnings
                         ------------------------------
                              As of March 31, 2002
                              --------------------

Deficit accumulated  March 8, 1998 at Merger                              ($429,352)

Net (Loss) for the Year 1998                              (590,366)

Deficit accumulated, at End of Year 1998                                  ($1,019,718)

Net (Loss) for the Year 1999                              (675,719)

Deficit accumulated, at End of Year 1999                                  (1,695,437)

Net (Loss) for the Year 2000                            (1,171,377)

Deficit accumulated, at End of Year 2000                                  (2,866,814)

Net (Loss) for the Period                               (1,889,445)

Deficit accumulated, at December 31, 2001                                 (4,756,259

Net (Loss) for the Period                                  (85,116)

Deficit accumulated, at March 31, 2002                                    (4,841,375)







                         See Accountant's Review Report

                             AuGRID OF NEVADA, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                             -----------------------
                              As of March 31, 2002
                              --------------------


CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                                $(85,116)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                                       4,056

Changes in Operating Assets and Liabilities Net:

        Increase in Accounts Payable Trade                                  -0-
                                                                       --------

             Net Cash (Used) by Operating Activities                    (81,060)

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from Paid in Capital                                      76,504
                                                                       --------

             Net Cash Used in Investing Activities                       76,504

CASH FLOWS FROM FINANCING ACTIVITIES


             Net Cash Provided by Financing Activities                      -0-
                                                                       --------

Increase (Decrease) in Cash and Cash Equivalents                         (4,556)

Cash and Cash Equivalents at Beginning of Period                          7,493
                                                                       --------

Cash and Cash Equivalents at End of Period                             $  2,937
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

                  Up to 2000, the company recorded a charges of $1,822,907 from continuing operations relating to an impairment loss on other assets. Approximately $1,450,000 was due to a current Licensing Agreement while $373,383 was due to a prior Licensing Agreement. The company's revenue, which was anticipated from future agreements of this type, had not been realized as anticipated, therefore resulting in and impairment loss on intangible assets.

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

NOTE 3            ACCOUNTS PAYABLE TO RELATED PARTIES

                  The company enter into consulting agreements with Stockholders, the company has violated its agreements by being delinquent in its payment to these Stockholders. At March 31, 2002 the company owed these related parties (Stockholders) the following amounts $86,850, $84,400, $65,600 and $62,900 totaling $299,750. These amounts relates to unpaid consulting fees and cash advance to company made by stockholders not repaid. All amounts due on demand with no interest.

NOTE 4            INCOME TAXES

                  There was no provision for Federal Income tax during 2002 or 2001 because of an unexpired net operating loss carry forward.

                                                                 CARRYFORWARD
                  YEAR ENDED                  AMOUNT        AVAILABLE TO YEAR
                  December 31, 1998       $1,019,718                 2013
                  December 31, 1999          675,719                 2014
                  December 31, 2000        1,171,377                 2015
                  December 31, 2001        1,889,445                 2016
                  March 31, 2002              85,116                 2017

                  The Company has a net operating loss carryforward of $4,756,259 which expires, if unused, in the years 2013 to 2016. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2001 and 2002.

                                                                       2001        2002
                                                                       ----        ----
                  Income tax benefit at the statutory rate (34%)   $1,889,445    $84,116
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items                               -----------------------
                  Provision for income taxes                                0          0
                                                                   =======================

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

NOTE 6            NET LOSS PER SHARE

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)

                  The following table presents the calculation.
                      Net Loss                                   $     169,512
                                                                 -------------
                  Basic:
                      Weighted average share of
                      Common stock outstanding                      69,964,720
                                                                 -------------
                      Basic net loss per share                          (.0024)
                  Pro forma :
                      Shares used above                             69,964,720
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                    317,500
                                                                 -------------
                      Shares used in computing pro forma
                         Basic net loss per share                   70,282,220
                                                                 -------------
                      Pro forma basic net loss per share                (.0024)

NOTE 7            NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 553,700

                  Notes Payable to Stockholders- Long Term         $    553,700

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

                  10       (i)      Patent License between the Company and
                                    CeraVision (Ireland) Limited dated 7 July
                                    2000 and incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Commission on April 1, 2002

                           (ii) Exclusive Project Agreement relating to Displays for Use in Automobiles between the Company and CeraVision Limited dated 7 July 2000 and incorporated by reference to the Company's Form 10- KSB for the fiscal year ended December 31, 2001, filed with the Commission on April 1, 2002.

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

                             AuGRID of Nevada, Inc.


Date:    June 27, 2002       By: /s/ M. J. Shaheed
                                 ----------------------------------------------
                                  M. J. Shaheed, President and Director
                                  (principal executive officer)


Date:    June 27, 2002       By: /s/ Mary F. Sloat-Horoszko
                                 ----------------------------------------------
                                  Mary F. Sloat-Horoszko, Secretary, Treasurer
                                  and Director (principal financial officer and principal accounting officer)