Form 10QSB
period 2002-06-30
AUGRID OF NEVADA INC
filed 2002-08-19
CIK 1101752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 000-28661

                             AUGRID OF NEVADA, INC.
             (Exact name of registrant as specified in its charter)

Nevada                                                                88-0219656
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              2275 East 55th Street
                              Cleveland, Ohio 44103
                              ---------------------
                    (Address of principal executive offices)

                                 (216) 426-1589
                                 --------------
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of August 15, 2002, there were 6,293,300 shares of the Registrant's common stock, par value $0.001 issued and outstanding.

                             AUGRID OF NEVADA, INC.
                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

            Special Note Regarding Forward Looking Information .....       2

                   PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements ...................................       3
Item 2.     Management's Plan of Operations.........................      14

                     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.......................................      16
Item 2.     Changes in Securities and Use of Proceeds...............      16
Item 3.     Defaults Upon Senior Securities.........................      16
Item 4.     Submission of Matters to a Vote of Security Holders.....      16
Item 5.     Other Information.......................................      16
Item 6.     Exhibits and Reports on Form 8-K........................      18

         References in this report to "we", "us", "our" and similar terms means Augrid of Nevada, Inc., a Nevada corporation.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-QSB. Any statements about our beliefs, plans, objectives, expectations, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely", "are expected to", "should", "is anticipated", "estimated", "intends", "plans", "projection" and "outlook". Any forward-looking statements are qualified in their entirety by reference to various factors discussed throughout this Quarterly Report and discussed from time to time in our filings with the Securities and Exchange Commission. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

-        the potential risk of delay in implementing our business plan;

-        the market for our products; and

-        the need for additional financing.

         Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements, persons should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Accountant's  Review Report.....................................................................  4
         Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001...........................  5
         Consolidated Statements of Income for the six months and three months ended
            June 30, 2002 and 2001 and Cumulative since March 15, 1998 ..................................  7
         Consolidated Statements of Cash Flows for the six months ended
            June 30, 2002 and 2001 and cumulative since March 15, 1998 ..................................  8
         Notes to Consolidated Financial Statements......................................................  9

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                  (216)491-0800
                                FAX (216)491-0803

To the Board of Directors and Stockholders
AuGRID OF NEVADA, INC.
2275 East 55th Street
Cleveland, Ohio 44103

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of AuGRID OF NEVADA, INC. (A Nevada Development Stage Company) as of June 30, 2002, and the related statement of income and cash flows for the six months period ended June 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID OF NEVADA, INC.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As discussed in note 1, the Company has a going concern problem. Without realization of additional capital and source of revenue, it would be unlikely for the Company to continue as a going concern.

Based on my reviews, with the exception of the matter described in the above paragraph, We are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ HENRY L. CREEL CO., INC.
August 12, 2002

                             AuGRID OF NEVADA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                  ( UNAUDITED)

                                   A S S E T S

                                              Unaudited        Audited
                                           ----------------------------
                                             June 30, 2002    December 31, 2001
                                       ----------------------------------------
CURRENT ASSETS

  Cash                                           $  4,513             $  7,493
  Accounts Recievable                                 850                    0
                                                  --------             --------

     Total Current Assets                            5,363                7,493

PROPERTY AND EQUIPMENT

   Machinery and Equipment                          68,080               68,080
   Furniture and Fixtures                            7,686                7,686
   Office Equipment                                 14,176               14,176

                                                  --------             --------
     Total Property at Cost                         89,942               89,942

Less:  Accumulated Depreciation
            and Amortization                       (57,003)             (41,661)

                                                  --------             --------
Net Machinery and Equipment                         32,939               48,281

OTHER  ASSETS

   Licensing Agreement                                   0                    0

   Less Amortization                                    (0)                  (0)

   Net Licensing Agreement                               0                    0

   Deposits Building Construction                   21,341               21,341

     Total Other Assets                             21,341               21,341
                                                  --------             --------

TOTAL ASSETS                                      $ 59,643             $ 77,115
                                                  ========             ========


         The accompanying notes are an integral part of these consolidated financial statements

                             AuGRID OF NEVADA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET


                       LIABILITIES AND SHAREHOLDERS EQUITY

                                                                            Unaudited                  Audited
                                                                        -------------
                                                                           June 30, 2002      December 31, 2001
CURRENT LIABILITIES

   Accounts Payable -Trade                                                  $     63,945           $     63,945
   Convertible Subordinated Promissory Note                                            0                      0
   Accounts Payable to Related Parties                                           443,850                299,750
                                                                            ------------           ------------
     Total Current Liabilities                                                   507,795                363,695
                                                                            ------------           ------------

LONG -TERM DEBT

   Note Payable                                                                  553,700                553,700

                                                                            ------------           ------------
     Total Long-Term Debt                                                        553,700                553,700

                                                                            ------------           ------------
     Total Liabilities                                                         1,061,495                917,395
                                                                            ------------           ------------


SHAREHOLDERS EQUITY

Capital Stock
Preferred Stock $ 0.001 par value 10,000,000 shares authorized and
317,500 shares issued and outstanding                                                318                    318
Common Stock - $0.001 par value 90,000,000  authorized; issued and
outstanding June 30, 2002 69,964,720 and December 31, 2001 64,364,720             69,964                 64,365


Additional Paid in Capital                                                     3,932,898              3,851,296
                                                                            ------------           ------------
Retained Earnings                                                             (5,005,032)            (4,756,259)
                                                                            ------------           ------------

Deficit accumulated during the development stage                              -1,001,852               -840,280
                                                                            ------------           ------------

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                                         $     59,643           $     77,115
                                                                            ============           ============


         The accompanying notes are an integral part of these consolidated financial statements

                             AuGRID OF NEVADA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                 FOR THE          FOR THE          FOR THE          FOR THE
                                                SIX MONTHS       SIX MONTHS      THREE MONTHS     THREE MONTHS     CUMULATIVE
                                                  ENDED            ENDED            ENDED            ENDED        FOR THE PERIOD
                                            ------------------------------------------------------------------    MARCH 15,1998
                                              June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001   TO JUNE 30, 2002
                                              -------------    -------------    -------------    -------------   ----------------
Net Sales (Note 1)                             $          0     $          0     $          0     $          0                0
Interest Income                                           0                0                0                0              524

                                               ------------     ------------     ------------     ------------     ------------
     Total Revenue                                        0                0                0                0              524

Direct Cost
    Write-Off License Agreement ( Note 1H)                0                0                0                0        1,262,908

General and Administrative Expenses
   Consultants                                      197,096           32,806          151,481            8,150        1,089,311
   Secretary Services                                     0            1,100                0            1,100           40,642
   Public Relations                                   1,000            9,700                0            9,700          283,242
   Auto Expense                                       2,029           11,925                0            7,000          120,768
   Insurance                                              0              916                0                0            4,604
   Rent and Utilities                                 2,250            3,011                0              799           74,654
   Repairs and Maintenance                           10,148           13,367                0           13,367           24,027
   Leased Equipment                                       0            1,109                0                0           20,600
   Furniture Lease                                        0              541                0              541           29,624
   Travel and Lodging                                 4,450           14,846                0           11,746          226,526
   Legal                                              3,172            3,596              772            2,846          204,156
   Accounting                                        13,500            4,250            6,000            4,250           49,926
   Professional Fees                                      0            6,600                0            6,600          114,701
   Miscellaneous                                        437            3,405              437            2,644           68,653
   Computer Services                                  1,139              371                0              371           59,773
   Office Supplies                                        0                0                0                0           21,616
   Office Expenses                                    1,096            1,838               52             -274           42,836
   Postage and Delivery                                 523            1,173              265              606           26,485
   Telephone                                          3,821            8,774              594            4,684           95,897
   Interest Expense                                       0            3,902                0            2,552          114,902
                                               ------------     ------------     ------------     ------------     ------------
     Total General and
     Administrative Expenses                       (240,661)        (123,230)        (159,601)         (76,682)      (2,712,943)

Income (Loss) Before Depreciation                  (240,661)        (123,230)        (159,601)         (76,682)      (3,975,327)

Depreciation                                         (8,112)               0                0                0          (17,106)
Amortization                                             (0)              (0)              (0)              (0)      (1,012,599)

Income (Loss) Before Taxes                         (248,773)        (123,230)        (159,601)         (76,682)      (5,005,032)

Provision for Income Taxes (Note 2)                       0                0                0                0                0

Net Income (Loss)                                  (248,773)        (123,230)        (159,601)         (76,682)      (5,005,032)

Basic Net Loss Per Share                       $      0.002     $      0.003     $      0.002     $      0.004     $      0.072

Shares Used In Computing Net Loss Per Share    $ 64,364,720     $ 58,268,469     $ 49,889,348     $ 46,629,414     $ 69,964,720


         The accompanying notes are an integral part of these consolidated financial statements

                             AuGRID OF NEVADA, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ( UNAUDITED )

                                                                                                   CUMULATIVE
                                                          For the Six          For the Six       FOR THE PERIOD
                                                         Months Ended          Months Ended       MARCH 15,1998
                                                            30-Jun-02             30-Jun-01     TO MARCH 31, 2002
                                                         ------------          ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                      ($  248,773)          ($  123,230)          ($5,005,032)

Adjustments to reconcile Net Income to
Net Cash provided by Operating Activities

   Depreciation and Amortization                                8,112                     0             1,029,705

Changes in Operating Assets and Liabilities Net:
   Loss on Write Off Other Assets                                   0             1,127,959
   Increase in Accounts payable Related Parties               144,100                     0               443,850
   Increase In Accounts Receivable                               (850)                    0                  (850)
   Increase (Decrease) in Accounts Payable                          0                 3,811                53,190

                                                          -----------           -----------           -----------
     Net Cash Used by Operating Activities                    (95,711)             (119,419)           (2,349,478)

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in Deposits-Building Construction                      (0)                   (0)              (21,341)
   Increase in Licensing Agreement                                 (0)                   (0)           (1,423,542)
   Purchase of Property and Equipment                              (0)                   (0)              (53,713)

                                                          -----------           -----------           -----------
     Net Cash Used in Investing Activities                         (0)                   (0)           (1,498,596)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from Promissory Note                                    0                     0               612,200
   Proceeds from Notes Payable Stockholders                         0                     0               254,000
   Proceeds from Stock Issuance                                93,581               118,750             2,954,864

                                                          -----------           -----------           -----------
     Net Cash Provided by Financing Activities                 93,581               118,750             3,821,064

Increase (Decrease) in Cash and Cash Equivalents               (2,130)                 (669)              (27,010)

Cash and Cash Equivalents at Beginning of Year                  7,493                   922                32,373

                                                          -----------           -----------           -----------
Cash and Cash Equivalents at End of Year                  $     5,363           $       253           $     5,363
                                                          ===========           ===========           ===========


         The accompanying notes are an integral part of these consolidated financial statements

AuGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                               As of June 30, 2002

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

         C. Property and Equipment

         All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                                  Years
                                                                  -----
         Machinery and Equipment             $68,080               10
         Furniture and Fixtures                7,686               10
         Office Equipment                     14,176               10
                                             -------
         Total Property & Equipment          $89,942
                                             =======

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

                             AuGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                               As of June 30, 2002

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

                  H. Impairment of Long-Lived Assets & Long-Lived Assets to Be Disposed Of

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

                             AuGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                               As of June 30, 2002

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  H. Impairment of Long-Lived Assets & Long -Lived Assets to Be Disposed Of (Cont)

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

NOTE 3            ACCOUNTS PAYABLE TO RELATED PARTIES

                  The company owes key personnel, Officers and Consultants past salaries and fees based on services rendered. At June 30, 2002 the company owed the following amounts $146,000, $134,850, $100,100 and $62,900 totaling $443,850. These amounts relate directly to unpaid fees, salaries and a cash advance directly to the company. All amounts due with no interest accrued.

                             AuGRID OF NEVADA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                               As of June 30, 2002

NOTE 4            INCOME TAXES

                  There was no provision for Federal Income tax during 2002 or 2001 because of an unexpired net operating loss carry forward.

                                                                          Carryforward
                  Year Ended                        Amount           Available to Year
                  ----------                        ------           -----------------
                  December 31, 1998              1,019,718                        2013
                  December 31, 1999                675,719                        2014
                  December 31, 2000              1,171,377                        2015
                  December 31, 2001              1,889,445                        2016
                  June 30, 2002                    248,773                        2017

                  The Company has a net operating loss carryforward of $5,005,032 which expires, if unused, in the years 2013 to 2017. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2001 and 2002.

                                                                            2001                2002
                                                                          ---------          ---------
                  Income tax benefit at the statutory rate (34%)          1,889,445            248,773
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                                                                          ---------          ---------
                  Provision for income taxes                                      0                  0
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

                          Notes to Financial Statements
                               As of June 30, 2002

NOTE 5            CAPITALIZATION (Continued)

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

                      Net Loss                                    $   248,773
                  Basic:
                      Weighted average share of
                      Common stock outstanding                     69,964,720
                                                                  -----------
                      Basic net loss per share                      ( .0014 )
                  Pro forma :
                      Shares used above                            69,964,720
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                   317,500
                                                                  -----------
                      Shares used in computing pro forma
                         Basic net loss per share                  70,282,220
                                                                  -----------
                      Pro forma basic net loss per share            ( .0014 )



NOTE 7            NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 553,700

                  Notes Payable to Stockholders- Long Term        $   553,700

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report, which are not statements of historical fact, are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 2.

General

         We are a research and development company in the development stage. Our predecessor was formed under the name Ironwood Ventures, Inc. ("Ironwood") by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 4, 1995. On March 2, 1998, following a change of control, we changed our name to Augrid of Nevada, Inc. We effectively commenced operations on March 15, 1998.

         Our business objective is to exploit technologies that assist in the development of proprietary flat panel display technology. We have secured licensee rights to what is believed by management to be the first truly flat panel, FED (Field Emission Device), display technology. This thin cathode ray tube technology incorporates a proprietary ceramic backplane that management believes will allow manufacturers to overcome pricing, power and size obstacles currently facing many other manufacturers in the flat panel display industry. Although we have no current manufacturing or sales operations utilizing this technology, it intends, within the next twelve months, to begin the manufacture of thin cathode ray tubes for a broad range of flat panel display product applications for the transportation industry.

         To date we have been engaged in securing funding, obtaining rights as a licensee to the flat panel display technology critical to our business, finding and securing a management team and board of directors, developing a business plan, conducting preliminary market research and contracting for the manufacture of a pilot production line at a cost to us of $1,200,000. It is anticipated that the line will be completed and that production of flat panel displays will commence in the fourth quarter of 2003.

Patent License; Royalties

         We have obtained an exclusive patent license from CeraVision Limited to use certain ceramic-based field emission flat panel display technologies to manufacture and market products for the transportation industry. Pursuant to the terms of the license, we will be required to pay royalties to its licensor. These royalties are based upon production. On July 1, 2001, we became subject to a minimum quarterly royalty payment in the amount of $500,000, irrespective of production, for the fiscal quarter ended September 30, 2001. Although the first payment was due on October 7, 2001, the licensor has deferred our obligation to make any royalty payments, while we pursue a strategic business combination.

Research and Development

         We spent approximately $1,312,000 in 2000 and $138,000 in 2001 for research and development and other costs incurred in connection with our efforts to obtain the patent license from CeraVision Limited. Although those costs initially were recorded as deferred costs, they subsequently were attributed to the license agreement.

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

Although we currently are producing no FPD products and have no customers for such products, we expect that these costs ultimately will be recovered in the prices we charge for our FPD products.

         Of the costs recorded in 2000 and 2001, $862,000 was paid to CeraVision Limited for the exclusive licensing agreement, representing a portion of the first $1,000,000 installment of the $3,000,000 fee for CeraVision Limited's services in developing certain flat panel display prototypes and building manufacturing lines for the purpose of producing such displays. The balance of the first installment and the second $1,000,000 installment of the fee is due on demand, but CeraVision Limited is withholding demand while we are exploring a strategic business combination. The final $1,000,000 installment of the fee will not be due until we receive the last of ten (10) prototypes complying with certain specifications.

Cash Requirements

         We will have cash requirements of approximately $5,000,000 during the next twelve months. During that period, we will be obligated to pay an installment payment in the amount of $1,000,000 for the manufacture of our pilot production line; approximately $1,000,000 for general administrative and operating costs, including legal and accounting fees and the hiring of several additional key employees; approximately $676,800 to repay debt (plus interest in the amount of 10% on $250,000 of that amount from June 18, 2001); and the remainder to establish a manufacturing facility and fund further research and development activities. In addition, if the requisite ten production lines prototypes are delivered during the next twelve months, we will be obligated to pay the final $1,000,000 installment for the manufacture of the production lines, and we also may be obligated for the payment of minimum royalty payments under our patent license, even if we are not then producing products for sale. To date, our cash requirements have been met from the proceeds of private offerings of our common stock and the issuance of our debt securities. We have generated no revenues from operations to date. We expect that revenues over the next twelve months will be inadequate to meet working capital requirements, and we are considering a strategic business combination that will provide the necessary working capital to conduct operations as planned. If we are unable to complete the contemplated combination, it is unlikely that we will be able to continue operations unless we can raise substantial proceeds from one or more private or public offerings of our securities. We have no significant cash or other material assets nor revenues to cover our operating costs to allow us to continue as a going concern during such period. We expect to generate sufficient revenues from operations to cover our costs beginning in 2003.

Employees

         We have four full-time employees and no part-time employees. Our management team currently is comprised of two persons, a Chief Executive Officer and a Secretary/Treasurer. However, through consultation with advisors and board members, our management has identified key personnel who may be available to fill management positions, as soon as we have the funds to compensate them. These include a Chief Operations Officer, a Chief Financial Officer, an Executive Vice President, a Controller and a Vice President of Manufacturing and a Vice President of Sales and Marketing. We intend to fill these positions during the next twelve months and also intend to hire experienced high-tech sales personnel.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         We have been threatened with litigation in connection with a contract dispute regarding a financial advisory agreement. We are represented by legal counsel in the dispute, and we intend to vigorously defend against any action that might be brought against us. Due to the nature of the action and the inherent uncertainty of the outcome of any litigation, we are unable to determine whether we would prevail in such litigation if brought or would suffer any material loss if we should not prevail.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.           DEFAULTS IN SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In a written action without a meeting, our Board of Directors unanimously approved a one-for-fifty (1:50) reverse split of our outstanding common stock. Our Board deemed the reverse split to be advisable in order to attract the additional equity funding that we need to continue operations.

         A majority of our shareholders, acting by written consent, adopted the reverse split approved by the Board. The record date for the split was July 14, 2002, and the effective date of the split was July 24, 2002.

         As a result of the reverse split, each fifty shares of our common stock prior to the split is represented by one new share of our common stock after the split. The number of issued and outstanding as of August 8, 2002 is 4,893,300.

         Our authorized capital stock was unaffected by the reverse split and continues to consist of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. This should ensure availability to us of adequate shares for use in equity fundings and business combinations. However, although we are actively engaged in discussions relating to funding and mergers, there is in place no definitive agreement with any third party with respect to an investment or a merger.

ITEM 5.           OTHER INFORMATION

FORM 8-K; ITEM 9; REGULATION FD DISCLOSURE

         In accordance with 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer executed the following written statements which statements accompanied the filing with the Securities and Exchange Commission of this Quarterly Report on Form 10-QSB:

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, M. J. Shaheed, President and Chief Executive Officer of Augrid of Nevada, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         - the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         - the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Mary F. Sloat-Horoszko, Treasurer of Augrid of Nevada, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

         - the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         - the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

OTHER INFORMATION

         On August 2, 2002, our Board adopted a compensation plan known as the AuGRID of Nevada, Inc. 2002 Long-Term Incentive Plan, and on August 5, 2002 we filed a registration statement on Form S-8 to register under the Securities Act of 1933 the issuance of an aggregate of 750,000 shares of our common stock under the terms of the LTIP.

         On August 2, 2002, our Board, desiring to obtain the services of various providers necessary for us to continue to pursue our business strategy while preserving our limited cash position, approved issuing an aggregate of 1,070,000 shares of our common stock to certain consultants for services provided, or to be provided, to us pursuant to various written consulting agreements. On August 7, 2002, we filed a registration statement on Form S-8 to register under the Securities Act the issuance of the shares pursuant to the terms of such agreements.

         On August 2, 2002, our Board, desiring to continue the employment of certain of our executive officers whom have deferred collecting their salary, issued to such executive officers shares of our common stock in return for such executive officer's forgiving our obligation to pay such back salary. We issued 3,759,500 shares of our common stock in return for the release of $375,950 of back salaries accruing through June 30, 2002.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

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

                  3.       Articles of Incorporation & By-Laws

                           (i) Articles of Incorporation filed with the Nevada Secretary of State on August 4, 1995 and incorporated by reference to Exhibit 3(i) to Form 10-QSB, filed with the Commission on June 13, 2001.

                           (ii) Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on March 18, 1998 and incorporated by reference to Exhibit 3(ii) to Form 10-QSB, filed with the Commission on June 13, 2001.

                           (iii)    By-Laws adopted August 4, 1995 and
                                    incorporated by reference to Exhibit 3 to Form 10-SB, filed with the Commission on December 27, 1999.

                  10.      (i)      Patent License between Augrid of Nevada,
                                    Inc. and CeraVision (Ireland) Limited dated
                                    7 July 2000 and incorporated by reference to Form 10-KSB for the fiscal year ended
                                    December 31, 2001, filed with the Commission on April 1, 2002.

                           (ii) Exclusive Project Agreement relating to Displays for Use in Automobiles between Augrid of Nevada, Inc. and CeraVision Limited dated 7 July 2000 and incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Commission on April 1, 2002. (iii) Letter of understanding between Augrid of Nevada, Inc. and the City of Akron, Ohio regarding the purchase or lease (with purchase option) of an approximately five-acre parcel of land located in the city's Ascot Industrial Park, dated December 17, 1999 and incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Commission on April 1, 2002.

                           (iv) AuGRID of Nevada, Inc. 2002 Long-Term Incentive Plan incorporated by reference to Form S-8 filed with the Commission on August 5, 2002.

                  23.               Consent of Independent Certified Accountants

         (b)   Reports on Form 8-K

               On July 2, 2002, we filed a Form 8-K, Item 5, to report that our Board of Directors unanimously had approved a one-to-fifty reverse split of our common stock and that the split also had been approved by a majority of our shareholders in an action taken by written consent.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUGRID OF NEVADA, INC.


Dated: August 19, 2002                    By: /s/ M. J. SHAHEED
                                              -----------------
                                          M. J. Shaheed
                                          President and Chief Executive Officer

Dated: August 19, 2002                    By: /s/ MARY F. SLOAT-HOROSZKO
                                              --------------------------
                                          Mary F. Sloat-Horoszko
                                          Treasurer/Secretary