Form 10QSB
period 2002-09-30
AUGRID OF NEVADA INC
filed 2002-11-26
CIK 1101752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 000-28661

                               AUGRID CORPORATION
             (Exact name of registrant as specified in its charter)

                             AUGRID OF NEVADA, INC.
                           (Former name of registrant)

          Nevada                                          88-0219656
------------------------------                     --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                              2275 East 55th Street
                              Cleveland, Ohio 44103
                    (Address of principal executive offices)

                                 (216) 426-1589
              (Registrant's telephone number, including area code)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |

     As of November 19, 2002, there were 13,216,813 shares of the Registrant's common stock, par value $0.001 issued and outstanding.



                               AuGRID CORPORATION
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                                       Page Number
                  Special Note Regarding Forward Looking Information ..............................................

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements ............................................................................
Item 2.           Management's Plan of Operations..................................................................
Item 3.           Controls and Procedures..........................................................................

                                             PART II - OTHER INFORMATION

Item 1.           Legal Proceedings................................................................................
Item 2.           Changes in Securities and Use of Proceeds........................................................
Item 3.           Defaults Upon Senior Securities..................................................................
Item 4.           Submission of Matters to a Vote of Security Holders..............................................
Item 5.           Other Information................................................................................
Item 6.           Exhibits and Reports on Form 8-K.................................................................

     References in this report to "we", "us", "our" and similar terms means
Augrid Corporation, a Nevada corporation.



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-QSB. Any statements about our beliefs, plans, objectives, expectations, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely", "are expected to", "should", "is anticipated", "estimated", "intends", "plans", "projection" and "outlook". Any forward-looking statements are qualified in their entirety by reference to various factors discussed throughout this Quarterly Report and discussed from time to time in our filings with the Securities and Exchange Commission. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

-    the potential risk of delay in implementing our business plan;
-    the market for products; and
-    the need for additional financing.

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



PART I            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                  Independent Accountant's Report..................................................................
                  Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.......................
                  Consolidated Statements of Income for the nine months and three months ended
                     September 30, 2002 and 2001 and Cumulative since March 15, 1998 ..............................
                  Consolidated Statements of Retained Earnings since March 15, 1998 ..............................
                  Consolidated Statements of Cash Flows for the nine months ended
                     September 30, 2002 and 2001 and cumulative since March 15, 1998 ..............................
                  Notes to Consolidated Financial Statements.......................................................


                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                  (216)491-0800
                                Fax (216)491-0803


To the Board of Directors and Stockholders
AuGRID CORPORATION
140 Public Square Suite 208
Cleveland, Ohio 44114


                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of AuGRID CORPORATION (A Nevada Development Stage Company) as of September 30, 2002, and the related statement of income, retained earnings and cash flows for the nine months period ended September 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID CORPORATION.

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

/s/ HENRY L. CREEL CO., INC.
November 12, 2002




                                   AuGRID CORP
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                  ( UNAUDITED)

                                   A S S E T S



                                               September 30, 2002           December 31, 2001
CURRENT ASSETS
    Cash                                           $       6                   $      7,493
    Accounts Recievable                                  850                              0
                                                   ---------                     ----------
     Total Current Assets                                856                          7,493

PROPERTY AND EQUIPMENT

   Machinery and Equipment                            68,080                         68,080
   Furniture and Fixtures                              7,686                          7,686
   Office Equipment                                   14,176                         14,176
                                                   ---------                     ----------

     Total Property @ Cost                            89,942                         89,942

Less:  Accumulated Depreciation and Amortization     (61,059)                       (41,661)
                                                   ---------                     ----------

Net Machinery and Equipment                           28,883                         48,281

OTHER  ASSETS

   Licensing Agreement                                     0                              0

   Less Amortization                                      (0)                            (0)
                                                   ---------                     ----------

   Net Licensing Agreement                                 0                              0

   Deposits Building Construction                     21,341                         21,341
                                                   ---------                     ----------

     Total Other Assets                               21,341                         21,341
                                                   ---------                     ----------

TOTAL ASSETS                                       $  51,080                     $   77,115
                                                   =========                     ==========



                                   AuGRID CORP
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                  ( UNAUDITED)

                                   LIABILITIES



                                               September 30, 2002            December 31, 2001
CURRENT LIABILITIES
   Accounts Payable -Trade                           $65,558                        $63,945
   Convertible Subordinated Promissory Note                0                              0
   Accounts Payable to Related Parties               221,650                        299,750
                                                   ---------                     ----------
     Total Current Liabilities                       287,208                        363,695

LONG -TERM DEBT

   Note Payable                                      553,700                        553,700
                                                   ---------                     ----------

     Total Long-Term Debt                            553,700                        553,700
                                                   ---------                     ----------

     Total Liabilities                               840,908                        917,395
                                                   ---------                     ----------


STOCKHOLDERS EQUITY

Capital Stock
Preferred Stock $ 0.001 par value
 10,000,000 shares authorized and
 317,500 shares issued and outstanding.                  318                            318
Common Stock - $0.001
 par value 90,000,000  authorized;                     9,937                         64,365
Shares Outstanding
December 31, 1998  46,629,414 Issued
December 31, 1999   49,889,348 Issued
December  31,2000   58,268,469 Issued
December 31, 2001 64,364,720 Issued
September 30, 2002 9,936,586 Issued
Additional Paid in Capital.                        4,417,225                      3,851,296
Retained Earnings                                 (5,217,308)                    (4,756,259)
                                                   ---------                      ---------

Deficit accumulated during the development Stage    -789,828                       -840,280
                                                   ---------                      ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                $  51,080                      $  77,115
                                                   =========                      =========





                                   AuGRID CORP
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                      For The        For the      For the            For the         Cumulative for
                                      9 months       9 months     3 month            3month             the period
                                      ended          ended        ended              ended              03/15/98
                                      09/30/02       09/30/02     09/30/02           09/30/02           To 9/30/02
                                      --------       --------     --------           --------           ----------
Net Sales (Note 1)                    $     0        $     0      $      0           $      0           $        0
Interest Income                             0              0             0                  0                  524
                                      -------        -------      --------           --------           ----------
     Total Revenue                          0              0             0                  0                  524

Direct Cost

  Write-Off
   License Agreement ( Note 1H)             0              0             0                  0            1,262,908

General and Administrative Expenses
   Consultants                         34,278        374,063         1,473            176,966            1,266,278
   Secretary Services                   1,000              0             0                  0               40,642
   Public Relations                    12,200          2,790         2,500              1,790              285,032
   Auto Expense                        11,925          2,028             0                  0              120,768
   Insurance                              916              0             0                  0                4,604
   Rent and Utilities                   3,011          2,250             0                  0               74,654
   Repairs and Maintenance             13,367         15,136             0              1,636               24,027
   Leased Equipment                     1,108              0             0                  0               20,600
   Furniture Lease                        541              0             0                  0               29,624
   Travel and Lodging                  14,846         14,950             0             10,500              237,026
   Legal                                4,349          5,474           753              2,302              206,458
   Accounting                           4,250         19,400             0              5,900               55,826
   Professional Fees                    6,600              0             0                  0              114,701
   Miscellaneous                        3,405            278             0                  0               68,494
   Computer Services                      371          1,290             0                152               59,925
   Office Supplies                          0              0             0                  0               21,616
   Office Expenses                      2,127          2,461           289                928               44,201
   Postage and Delivery                 1,173          1,784             0              1,260               27,745
   Telephone                            8,774          6,976             0              3,155               92,076
   Interest Expense                     3,902         12,169             0              4,057              137,070
     Total General and
     Administrative Expenses         (128,143)      (461,049)       (5,015)          (208,646)          (2,931,367)
                                      -------        -------         -----            -------            ---------

Income (Loss) Before Depreciation    (128,143)      (461,049)       (5,015)          (208,646)          (4,193,751)

Depreciation                           (8,112)             0             0                  0              (21,162)
Amortization                               (0)            (0)           (0)                (0)          (1,012,599)
                                     ---------       -------       ---------         ---------           ---------

Income (Loss) Before Taxes           (136,255)      (461,049)       (5,015)          (208,646)          (5,227,513)

Provision for Income Taxes (Note 2)         0              0             0                  0                    0
                                     --------        -------       ---------          -------              -------

Net Income (Loss)                    (136,255)      (461,049)       (5,015)          (208,646)          (5,227,513)
                                   ===========================   ===========         =========           =========


Basic Net Loss Per Share               $0.002         $0.046        $0.000             $0.021               $0.526

Shares Used In Computing
      Net Loss Per Share          $62,080,552     $9,936,586   $62,080,552         $9,936,586           $9,936,586







                                   AuGRID CORP
                          (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (UNAUDITED)


                                             March 15, 1998 ( Inception to September 30, 2002)



                                              12/31/98     12/31/99       12/31/00    12/31/01       09/30/02
                                              --------     --------       --------    --------       --------
Balance, at Beginning of the Year (Deficit)  $429,352     $1,019,718    $1,695,437   $2,866,814   $4,756,259

Add: Net Income (Loss) for the Year          (590,366)      (675,719)   (1,171,377)  (1,889,445)     (61,049)

Balance, At End of Year                    $1,019,718     $1,695,437    $2,866,814   $4,756,259   $5,217,308




                                   AuGRID CORP
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 CUMULATIVE
                                                                                                 FOR THE PERIOD
                                                                                                 MARCH 15,1998
                                                              09/30/02              09/30/01     TO SEPTEMBER 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                         ($461,049)            ($136,255)       ($5,227,513)

Adjustments to reconcile Net Income to
Net Cash provided by Operating Activities

   Depreciation and Amortization                                12,168                     0          1,029,705

Changes in Operating Assets and Liabilities Net:
   Loss on Write Off Other Assets                                    0                     0          1,127,959
   Increase (Decrease) in Accounts payable Related Parties     (78,100)                    0            365,750
   Increase In Accounts Recievable                              (1,613)                    0               (850)
   Increase (Decrease) in Accounts Payable                           0                 9,621             53,190
                                                            ----------              --------          ---------


     Net Cash Used by Operating Activities                    (525,368)             (126,634)        (2,650,059)

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in Deposits-Building Construction                       (0)                   (0)           (21,341)

   Increase in Licensing Agreement                                  (0)                   (0)        (1,423,542)
   Purchase of Property and Equipment                               (0)                   (0)           (53,713)
                                                            ----------              --------          ---------


     Net Cash Used in Investing Activities                          (0)                   (0)        (1,498,596)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from Promissory Note                                     0                     0            612,200
   Proceeds from Notes Payable Stockholders                          0                     0            254,000
   Proceeds from Stock Issuance                                518,731               133,750          3,250,938
                                                           -----------             ---------         ----------

     Net Cash Provided by Financing Activities                 518,731               133,750          4,117,138


Increase (Decrease) in Cash and Cash Equivalents                (6,637)                7,116            (31,517)


Cash and Cash Equivalents at Beginning of Year                   7,493                   922             32,373
                                                           -----------             ---------         ----------


Cash and Cash Equivalents at End of Year                   $      856              $   8,038         $      856
                                                           ==========              =========         ==========


                               AuGRID CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2002

Note 1            Organization and Summary of Significant Accounting Policies
                  -----------------------------------------------------------

                  A. Organization

                  AuGRID CORPORATION, (a Development Stage Company) formed under the laws of the State of Nevada. It is a development stage company whose primary business is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The company currently has no operating income and, in accordance with SFAS #7 is considered a development Company.

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

                               AuGRID CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2002

Note 1            Organization and Summary of
                   Significant Accounting Policies (Continued)
                  --------------------------------------------

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

                  H .Impairment of Long-Lived Assets & Long -Lived Assets to Be
                     Disposed Of

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

                               AuGRID CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2002


Note 1            Organization and Summary of Significant
                    Accounting Policies (Continued)
                  ---------------------------------------

                  H .Impairment of Long-Lived Assets & Long
                     - Lived Assets to Be Disposed Of  (Cont)
                     ----------------------------------------

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

Note 2            Licensing Agreement
                  -------------------

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

Note 3            Accounts Payable to Related Parties
                  -----------------------------------

                  The company entered into consulting agreements with Stockholders, the company has violated its agreements by being delinquent in its payment to these Stockholders. At September 30, 2002 the company owed these related parties (Stockholders) the following amounts $42,500, $31,250, $25,000 and $122,900 totaling $221,650.These amounts relates to unpaid consulting fees and cash advance to company made by stockholders not repaid. All amounts due on demand with no interest.

                               AuGRID CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2002

Note 4            Income Taxes
                  ------------

                  There was no provision for Federal Income tax during 2002 or 2001 because of an unexpired net operating loss carry forward.

                                                                            Carryforward
                  Year Ended                      Amount                    Available to Year
                  ----------                      ------                    -----------------
                  December 31, 1998              1,019,718                        2013
                  December 31, 1999                675,719                        2014
                  December 31, 2000              1,171,377                        2015
                  December 31, 2001              1,889,445                        2016
                  September 30, 2002               461,049                        2017

                  The Company has a net operating loss carryforward of $5,217,308 which expires, if unused, in the years 2013 to 2017. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2001 and 2002.


                                                                                  2001                2002
                                                                                  ----                ----
                  Income tax benefit at the statutory rate (34%)                 1,889,445          461,049
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                  Provision for income taxes                                             0                0

Note 5            Capitalization
                  --------------

                  On March 1, 1998, Augrid Corporation`s current controlling stockholders purchased controlling interest in Ironwood Ventures via the purchase of approximately 4,616,111 shares of Common Stock of Ironwood Ventures' in private transactions; this represented approximately 62.2 percent (62.2%) of Ironwood Ventures' issued and outstanding Common Stock.

                  On March 2, 1998, Ironwood Ventures' executed a forward stock split of its stock, 6.06571228 to 1. In addition, Ironwood Ventures' increased its authorized shares to 90,000,000 common shares, par value $0.001, 10,000,000 preferred shares, par value $0.001, and changed its name to AuGRID of Nevada, Inc

                  On March 12, 1998, Ironwood Ventures' - now called AuGRID of Nevada, Inc - executed an asset purchase agreement purchasing substantially all of the assets of Augrid Corporation, a Delaware corporation hereinafter referred to as "Augrid of Delaware", a company under common control by the control stockholders of the Ironwood Ventures', for 1,000,000 newly issued shares of the Ironwood Ventures'. This was not a third party, arms length transaction, and due to the development stage and specialized nature of the assets\technology that Ironwood

                               AuGRID CORPORATION
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2002

Note 5            Capitalization (Continued)
                  --------------------------

                  Ventures' purchased, the Company's management is unable to determine how this transaction would compare to a similar arms length transaction. The shares of common stock were spun off to Augrid of Delaware shareholders on a pro-rate basis on March 13, 1998.

                  On August 17, 2002 at the Company's annual shareholders meeting the company changed its name to AuGRID Corporation and initiated a 50 to 1 reverse split which decreased the amount of shares outstanding.

Note 6            Net Loss Per Share
                  ------------------


                  The Company follows the provisions of Statement of Financial
                  Accounting Standards No. 128, earnings per share (SFAS 128)
                  The following table presents the calculation.
                      Net Loss                                                      $     461,049
                  Basic:
                      Weighted average share of
                      Common stock outstanding                                          9,936,586
                                                                                   --------------
                      Basic net loss per share                                               (.05)
                  Pro forma :
                      Shares used above                                                 9,936,586
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                                       317,500
                                                                                 ----------------
                      Shares used in computing pro forma
                         Basic net loss per share                                      10,255,086
                                                                                  ---------------
                      Pro forma basic net loss per share                                     (.04)


Note 7            Notes Payable to Stockholders

                  Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 553,700

                  Notes Payable to Stockholders- Long Term                            $   553,700


ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report, which are not statements of historical fact, are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 3.

General

     We are a research and development company in the development stage. Our predecessor was formed under the name Ironwood Ventures, Inc. ("Ironwood") by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 4, 1995. On March 2, 1998, following a change of control, we changed our name to Augrid of Nevada, Inc. We effectively commenced operations on March 15, 1998. On August 30, 2002, we changed our name to AuGRID Corporation.

     Our business objective is to exploit technologies that assist in the development of proprietary flat panel display (FPD) technology. We have secured licensee rights to what is believed by management to be the first truly flat panel, field emission device (FED), display technology. This thin cathode ray tube technology incorporates a proprietary ceramic backplane that management believes will allow manufacturers to overcome pricing, power and size obstacles currently facing many other manufacturers in the flat panel display industry. Although we have no current manufacturing or sales operations utilizing this technology, it intends, within the next twelve months, to begin the manufacture of thin cathode ray tubes for a broad range of flat panel display product applications for the transportation industry.

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

Patent License; Royalties

     We have obtained a patent license from CeraVision Limited to use certain ceramic-based field emission flat panel display technologies to manufacture and market products for the transportation industry. Pursuant to the terms of the license, we are required to pay royalties to its licensor. We have ceased paying such royalties. Although the licensor has not yet terminated the license, we are considering alternative strategies to acquire or develop FED technologies.

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

Distribution

     In November 2001, we acquired a 51% interest in Summit Media Services, LLC, an electronics distribution company. We have generated no revenue through September 30, 2002. We have, however, commenced distribution of products in the fourth quarter.

Cash Requirements

     We will have cash requirements of approximately $2 million during the next twelve months for

-        product design and development costs,
-        marketing,
-        inventory financing,
-        warehouse and distribution facilities construction, and
-        administrative costs.

     To date, our cash requirements have been met from the proceeds of private offerings of our common stock and the issuance of our debt securities. We have generated no revenues from operations to date. We expect that revenues over the next twelve months will be inadequate to meet working capital requirements, and we are considering other financing arrangements that will provide the necessary working capital to conduct operations as planned. If we are unable to complete such financing arrangements, it is unlikely that we will be able to continue operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     As required by new Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, within the 90-day period prior to the filing of this report and under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to our company, including our consolidated subsidiaries, is made known to the certifying officers by others within our company and our consolidated subsidiaries during the period covered by this report.

     There were no significant changes in our internal controls for financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of such evaluation. In connection with the new rules, we are currently in the process of further reviewing and documenting our disclosure controls and procedures, including our internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 2002, we issued 3,759,500 shares of our common stock to certain of our officers as in return for such officer's forgiving our obligation to pay them back salary in the aggregate amount of $375,950. The issuance was made in a private transaction, exempt from the registration requirements under the Securities Act of 1933 under Section 4(2) under such Act.

     In September 2002, we issued 1,806,800 shares of our common stock to certain consultants for providing services to our company. The issuance was made in a private transaction, exempt from the registration requirements under the Securities Act of 1933 under Section 4(2) under such Act.

     In September 2002, we issued 507,286 shares of our common stock to certain investors for investing in our company at the purchase price of $0.10 per share. The issuance was made in a private transaction, exempt from the registration requirements under the Securities Act of 1933 under Section 4(2) under such Act.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 16, 2002, we held our 2002 Annual Meeting of Shareholders. At the meeting, our shareholders elected five directors and voted on two proposals presented at the meeting upon the recommendation of our Board.

     The following persons were elected to the Board for the next year and the number of voting shares voted for each nominee:

M. J. Shaheed                       47,914,765 For   440,715 Withheld Authority
Mary F. Sloat-Horoszko              47,914,765 For   440,715 Withheld Authority
Earle B. Higgins                    47,914,765 For   440,715 Withheld Authority
Essa Mashni                         47,914,765 For   440,715 Withheld Authority
Cecil Weatherspoon                  47,914,765 For   440,715 Withheld Authority

     The following proposals were presented to the stockholders at the Annual Meeting and how the voting shares were voted on each proposal:

     Proposal 1 - the shareholders approved an amendment to our Articles of Incorporation to change our name to AuGRID Corporation - 48,335,480 For; 20,000 Against; 0 Abstain.

     Proposal 2 - the shareholders ratified Henry L. Creel Co., Inc. as our independent certified public auditors for the next fiscal year - 48,327,288 For; 20,000 Against; 8,192 Abstain.

     The record date for meeting was prior to the effective date of our reverse stock split.

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

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, M. J. Shaheed, President and Chief Executive Officer of AuGRID Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

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

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, Mary F. Sloat-Horoszko, Treasurer of AuGRID Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  23.   Consent of Independent Certified Accountants

         (b)      Reports on Form 8-K

                  On July 3, 2002, we filed a Form 8-K, Item 5, to report that our Board of Directors unanimously had approved a one-to-fifty reverse split of our common stock and that the split also had been approved by a majority of our shareholders in an action taken by written consent.

                  On September 24, 2002, we filed a Form 8-K, Item 5, to report the results of our Annual Shareholders Meeting, the change of our corporate name to AuGRID Corporation, the appointment by our Board of Directors of a Compensation Committee. We also reported the adoption by our Board of Directors of the 2002 Long-Term Incentive Plan and the grant of stock options under the Plan.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AUGRID CORPORATION

Dated: November 21, 2002                   By: /s/ M. J. SHAHEED
                                           -------------------------------------
                                           M. J. Shaheed
                                           President and Chief Executive Officer

Dated: November 21, 2002                   By: /s/ MARY F. SLOAT-HOROSZKO
                                           -------------------------------------
                                           Mary F. Sloat-Horoszko
                                           Treasurer/Secretary

                                 CERTIFICATIONS


I, M. J. Shaheed, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of AuGRID Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 21, 2002


/s/ MJ SHAHEED
-------------------------------------
M. J. Shaheed
Chief Executive officer and President

I, Mary F. Sloat-Horoszko, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of AuGRID Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 21, 2002


/s/ MARY F. SLOAT-HOROSZKO
--------------------------
Mary F. Sloat-Horoszko
Treasurer/Secretary

Exhibit 23.1

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                 (216) 491-0800
                               Fax (216) 491-0803


November 14, 2002


To Whom It May Concern:

The firm of Henry L. Creel Co., Inc., Certified Public Accountant, consents to the incorporation by reference of its report dated November 12, 2002 on the Financial Statements of AuGRID Corporation (the "Company") included in the Company's report on Form 10-QSB for the fiscal quarter ended September 30, 2002 in the Company's Registration Statements of Form S-8, Commission File Numbers 333-97683 and 333-97747.

Respectfully,
------------------
/s/ Henry L. Creel

Henry L. Creel, CPA


                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

Correspondence

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, M. J. Shaheed, President and Chief Executive Officer of AuGRID Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

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


                                           /s/ M. J. Shaheed
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           November 21, 2002

Correspondence

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, Mary F. Sloat-Horoszko, Treasurer of AuGRID Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

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


                                           /s/ Mary F. Sloat- Horoszko
                                           -------------------------------------
                                           Treasurer
                                           November 21, 2002