Form 10KSB
period 2002-12-31
AUGRID CORP
filed 2003-04-14
CIK 1101752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934

                   For the fiscal year ended December 31, 2002

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

             2275 EAST 55TH STREET - II FLOOR, CLEVELAND, OHIO 44103
                  (Address of Principal Executive Offices; Zip Code)

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

The   approximate   aggregate   market   value  of  the  Common  Stock  held  by
non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB was $ .012 on April 9,2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 78,216,813 shares of common stock at March 27, 2003.

Transitional Small Business Disclosure Format (check one):

Yes [ ]           No [X]

DOCUMENTS INCORPORATED BY REFERENCE The information called for by Part III is incorporated by reference from the information statement (the "Information Statement"). The Information Statement was filed with the Securities and Exchange Commission on April 9, 2003 and mailed to the Company's stockholders no later than April 29, 2003.

In addition to historical information, the 14-c Information Statement contains forward-looking statements. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
The Company's predecessor was formed under the name Ironwood Ventures, Inc. ("Ironwood") by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 4, 1995. On March 2, 1998, following a change of control, the Company changed its name to AuGRID of Nevada, Inc. The Company effectively commenced operations on March 15, 1998. In August of 2002, the company changed its name to AuGRID Corporation. Its executive offices are located at 2275 East 55th Street, II- Floor, Cleveland, Ohio 44103, and its telephone number is 216.426.1589.

The Company has an exclusive license to use a certain thin cathode ray tube technology to manufacture and market flat panel display products for the transportation industry. Although the Company has no current manufacturing or sales operations utilizing its rights to such technology, it intends, within the next eighteen months, to begin the manufacturing process as well as continuing the distribution of LCD, Plasma and other flat panel devices.

INDUSTRY BACKGROUND

During the last 25 years, flat-panel displays (small, lightweight, and flat instruments that display digital information, "FPD") have been undergoing technological improvements to provide a better quality image. In addition, the growth of FPD sales is being accelerated by the emerging portable electronic products market, as evidenced by the vigorous emergence of small, portable video cameras, portable video games, handheld television sets, video displays in the rear seats of vans, and personal digital assistants. As FPD sales grow, however, most customers seem to become dissatisfied with the cost, performance and availability tradeoffs inherent in the current technology used in FPDs. This dissatisfaction presents an opportunity for the products and technology the Company offers.

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

Initially the Company will produce for the automobile industry, although the thin cathode ray tube ("TCRT") technology is designed to also meet the demands of other applications, including outdoor video advertising, television and computer monitors, as well as commercial, medical and military screen applications. Management recognizes that the technology will address three basic market demands - lower cost, power efficiency and performance level. The
Company's goal is to become a broad-based provider of display screens and monitors. However, the Company does not yet manufacture any products employing this technology. Currently the Company's products are restricted to those employing liquid crystal display technology, and these products, although limited, are beginning to be distributed by a distribution arm formed by the company, currently referred to as Summit Media Systms, LLC.

In addition to Summit Media, AuGRID has also established a west coast presence with the addition of a microelectronics division, AuGRID Microelectronics. This division, is currently shipping sample products to qualify pieces for the bio-medical industry.

COMPETITION

Competition for the Company's main products will come from active matrix liquid-crystal displays, plasma displays and electro-luminescent panels. However, these products are hindered by the limitations of their underlying technologies. For example, the user usually has to experiment to find the optimal angle to view one of these screens; if there is direct sunlight, the screen becomes difficult to view. These technologies become expensive when producing full-color and high-image refreshment rates-not a problem when most

FPDs did not require those features. With the demands now being made on mobile communications, however, wireless and video industries are at decision points; these industries' future will be determined by their ability to develop and provide a product that is currently not available, and to do it economically. Management believes the Company can efficiently manufacture FPDs with enhanced color and video rates without the significant power, thickness and cost penalties generally attributed to liquid crystal displays ("LCD") with comparable features. Management is confident that the Company's licensed TCRT/FED technology is better than the current alternatives and that the Company will be able to provide the hardware to support the demand for such technology.

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


PATENT LICENSE; ROYALTIES

The Company has obtained an exclusive patent license from CeraVision Limited to use certain ceramic- based field emission flat panel display technologies to manufacture and market products for the transportation industry. Pursuant to the terms of the license, the Company will be required to pay royalties to its licensor. These royalties are based upon production. On July 1, 2001, the Company became subject to a minimum quarterly royalty payment in the amount of $500,000, irrespective of production, for the fiscal quarter ended September 30,2001. Although the first payment was due on October 7, 2001, the licensor has deferred the Company's obligation to make any royalty payments.

MARKETING STRATEGIES

Advertising

The Company's goal over the next two years is to create enough visibility to support its product line in the domestic automobile industries as well as foreign markets. To accomplish this, the Company will advertise in various trade publications and business magazines, keeping track of the results to maximize the return of its advertising expenses and attend trade shows in America and abroad for distribution of all products.

Sales

Initially the Company plans to sell directly to 1st and 2nd tier original equipment manufacturers. Management also has identified several large retail buying associations, such as NATM Buying Corporation. Each buying association represents a substantial number of large electronic appliance retailers that may be interested in acquiring flat-panel screens in large quantities for regional distribution among buying group members these channels are currently being utilized by Summit Media, the distribution arm of AuGRID.

Goals

The worldwide display market is currently $40 billion per year, and it is projected to be over $60 billion by 2005; the FPD market is approximately $9.5 billion and estimated to be $35 billion by 2005. Management believes its FPD will have the potential to displace other display technologies because of its cost effectiveness, efficiency and overall advanced product.

Management also anticipates developing strong ties with major computer manufacturers, such as Dell, Gateway, Phillips in Europe and IBM in America. Although these relationships are not currently solidified, the Company's goal is to become synonymous with leading-edge technology in the laptop and desk-mounted computer monitor market and the evolving television industry, such as wall-mounted digital televisions. The Company is committed to the production and distribution of superior display technology products that are exclusively designed to change the way people see things.

REGULATION

Existing or probable governmental regulations have not had (and are not expected to have) any material impact on the Company's operations, and the costs and effects of compliance with federal, state and local environmental laws are minimal.

EMPLOYEES

The Company has four full-time employees and no part-time employees. The Company's management team currently is comprised of four persons, a Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and a Secretary. However, through consultation with advisors and board members, management has identified key personnel who may be available to fill management positions, as soon as the Company has the funds to compensate them. These include but are not limited to, an Executive Vice President, a Controller and a Vice President of Manufacturing and a Vice President of Sales and Marketing. The Company also intends to hire experienced high-tech sales personnel

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at 2275 East 55th Street, II-Floor, Cleveland, Ohio 44103 in approximately 1,500 square feet of leased office space. In addition, an extension of another 10,000 square feet of warehouse/distribution space has been added to the existing 1,500 for use by the company.

Also, AuGRID has recently assumed a facility on the west coast to house its microelectronics operations in a 10,000 square foot building.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending material legal proceeding.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although shares of Common Stock sometimes trade on the OTCBB under the symbol "AGRD," there is no active public trading market for such shares. Shares of Common Stock have traded on the OTCBB since October 17, 2000, and during that time the per share price has widely ranged from $0.01 to $0.18. The table below sets forth the high and low bid prices for each completed fiscal quarter since December 2000. In addition, some shares were sold in private transactions at a purchase price of $0.50 per share prior to the date the Company's shares traded on the OTCBB, and the Company's outstanding Convertible Subordinated Debentures were converted to shares at a conversion price of $0.50 per share at immediately after trading on the OTCCB commenced, pursuant to a mandatory conversion provision of the Company's agreement with debenture holders.

   FISCAL QUARTER ENDED             HIGH BID PRICE      LOW BID PRICE
   --------------------------- ------------------- ------------------
   December 31, 2002                        $0.11           $0.04
   --------------------------- ------------------- ------------------
   September 30, 2002                       $0.18           $0.05
   --------------------------- ------------------- ------------------
   ** 1-50 reverse split executed 7-24-02 **
   June 30, 2002                            $0.01            $0.004
   --------------------------- ------------------- ------------------
   March 31, 2002                           $0.01            $0.004
   --------------------------- ------------------- ------------------
   December 31, 2001                        $0.01            $0.004
   --------------------------- ------------------- ------------------
   September 30, 2001                       $0.10            $0.008
   --------------------------- ------------------- ------------------
   June 30, 2001                            $0.18            $0.04
   --------------------------- ------------------- ------------------
   March 31, 2001                           $0.02            $0.02
   --------------------------- ------------------- ------------------
   December 31, 2000                        $0.04             $0.0375

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and such prices may not represent actual transactions.

As of March 29, 2003, there were outstanding 78,216,813 shares of Common Stock held of record by 700 persons. The Company has not paid any dividends on its common stock during the last two fiscal years, and, although it has no plan to pay dividends on such stock at any time in the foreseeable future, there are no restrictions that limit its ability to pay dividends..

ITEM 6.  PLAN OF OPERATION

GENERAL

The Company is a research and development company in the development stage. Its business objective is to exploit technologies that assist in the development of proprietary flat panel display technology as well as most recently adding the development of microelectronics for the bio-medical industry. The Company has secured licensee rights to what is believed by management to be the first truly flat panel, FED (Field Emission Device), display technology. This technology incorporates a proprietary ceramic backplane that management believes will allow manufacturers to overcome pricing, power and size obstacles currently facing many other manufacturers in the flat panel display industry.

To date the Company has been engaged in securing funding, obtaining rights as a licensee to the flat panel display technology critical to the Company's business, finding and securing a management team and board of directors, developing a business plan and conducting preliminary market research. Management believes that there is a significant market for the flat panel displays that the Company will manufacture and market to the automotive industry as well as consumer electronics which is currently being targeted with the initiation of product distribution by AuGRID's distribution arm.


CASH REQUIREMENTS

The Company will have cash requirements of approximately $2,500,000 during the next twelve months. Approximately $1,000,000 for general administrative and operating costs for all current facets, including the distribution arm, the microelectronics division, legal and accounting fees and the hiring of several additional key employees; approximately $676,800 to repay debt (plus interest in the amount of 10% on $250,000 of that amount from June 18, 2001); and the remainder to fund further microelectronic research and development activities (ie: hybrid microelectronic circuitry).

To date, the Company's cash requirements have been met from the proceeds of private offerings of its common stock, the issuance of its debt securities and, during fiscal 2002, limited sales of products employing liquid crystal display technology. The Company generated no revenues from operations through December 31, 2001 and has generated no revenues from that date through December 31, 2002. The Company expects that revenues over the next twelve months will be inadequate to meet working capital requirements, and the Company is considering a strategic combination that will provide the necessary working capital to conduct operations as planned. If the Company is unable to complete the contemplated combination, it is unlikely that it will be able to continue operations unless it can raise substantial proceeds from one or more private or public offerings of its securities. The Company has no significant cash or other material assets nor revenues to cover its operating costs to allow it to continue as a going concern during such period. The Company expects to generate sufficient revenues from operations to cover its costs beginning in late 2003.

 OTHER INFORMATION

In accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer executed the following written statements which statements accompanied the filing with the Securities and Exchange Commission of this Report on Form 10-K:


Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

I, M. J. Shaheed, President and Chief Executive Officer of AuGRID Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: - the Company's Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and - the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein. Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002


I, Stan Chapman, Treasurer of AuGRID Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that: - the Company's Report on Form K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and - the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

ITEM 7 FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT


To Board of Directors and Stockholders
                             AuGRID of Nevada, Inc.
I have audited the accompanying balance sheet of AuGRID Corporation. (A Development Stage Company) as of December 31, 2002, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AuGRID Corporation (A Development Stage Company) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/ Henry L. Creel Co., Inc.

April 9, 2003

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          AUDITED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2002 AND 2001

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS




                                                                  PAGE NO.
                                                                  --------
Auditor's Report

Consolidated Balance Sheets as of  December 31, 2002 and 2001       2 - 3

Consolidated Statements of Operations for the
          year ended December 31, 2002 and 2001                       4

Consolidated Statement of Stockholders' Deficit
         for the year ended December 31, 2002 and 2001                5

Consolidated Statement of cash flows for the
         year ended December 31, 2002 and 2001                        6

Notes to the Financial Statements -
         As of December 31, 2002 and 2001                           7 -11

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                  (216)491-0800
                                FAX (216)491-0803


To the Board of Directors and Stockholders of AUGRID CORPORATION

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


We have audited the accompanying consolidated balance sheets of AUGRID CORPORATION (A Nevada corporation in the Development Stage) and subsidiaries as of December 31, 2002 and 2001, and the consolidated statements of operations , stockholders' deficit, and cash flows for the years then ended and the period from interception of the development stage (March 15, 1998) through December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AUGRID CORPORATION (A Nevada corporation in the Development Stage) and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and the period from the inception of the of the development stage (March 15, 1998) through December 31, 2002 , in conformity with generally accepted accounting principles generally accepted in the United States of America.

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



Henry L Creel Co., Inc
Cleveland, Ohio

March 31, 2003

                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001


                                     ASSETS
                                     ------

CURRENT ASSETS                                            2002          2001
--------------                                         -------------------------

    Cash                                                 $ 1,974       $  7,493
                                                        --------       --------

         Total Current Assets                              1,974          7,493

PROPERTY AND EQUIPMENT (NOTE 1)
------------------------------

    Machinery And Equipment                               69,119         68,080
    Furniture And Fixtures                                 7,686          7,686
                                                        --------       --------
    Office Equipment                                      14,176         14,176
                                                        --------       --------

         Total Property At Cost                           90,981         89,942

    Less:  Accumulated Depreciation                      (65,115)       (41,661)
                                                        --------       --------

    Net Property and Equipment                            25,886         48,281
                                                        --------       --------

OTHER ASSETS
-------------

         Deposits Building Construction                   21,341         21,341
                                                        --------       --------

         Total Other Assets                               21,341         21,341
                                                        --------       --------


TOTAL ASSETS                                            $ 49,181       $ 77,115
                                                        ========       ========


       See independent auditors' report and notes to financial statements.


                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES                                                  2002              2001
-------------------                                            ------------     ---------------

    Accounts Payable                                             $   65,558      $       63,945
Accounts Payable to Related Parties(Note 3)                         213,750             299,750
                                                               ------------     ---------------
         Total Current Liabilities                                  279,308             363,695
                                                               ------------     ---------------

LONG-TERM DEBT
-------------

    Notes Payable to Stockholders (Note 7)                          673,350             553,700
                                                                -----------       -------------
            Long-Term Debt                                          673,350             553,700
                                                                -----------       -------------
    Total Liabilities                                               952,658             917,395
                                                                -----------        ------------

STOCKHOLDERS' EQUITY
--------------------

     Preferred Stock $ 0.001 par value
     10,000,000 shares authorized and 317,500
     shares issued and outstanding                                      318                 318

     Common stock- with $0.001 par value
     90,000,000 shares
      Authorized; Shares outstanding:
         Dec 31, 2002 - 13,216,813 shares
         Dec 31, 2001 - 64,364,720 shares
         Dec 31, 2000 - 58,268,469 shares
         Dec 31, 1999 - 49,889,348 shares
         Dec 31, 1998 - 46,629,414 shares                            13,217              64,365
    Additional paid in capital                                    4,517,459           3,871,296
    Deficit accumulated during
    the development stage                                        (5,434,471)        ( 4,756,259)
                                                                  ------------------------------

         Total Stockholders' Equity (Deficit)                   (   903,477)        (   840,280)
                                                                ------------       -------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                        $    49,181        $     77,115
                                                                ===========        ============


       See independent auditors' report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                                               CUMULATIVE
                                                                                                               FROM THE
                                                                                                              INCEPTION TO
                                                                                                                DEC 31,
                                                                                  2002                2001        2002
                                                                                --------------------------------------------
Revenue

    Net Sales (Note 1)                                                                -0-             -0-             524

Cost and Expenses

    Write -Off License Agreement (Note 1H)                                            -0-       1,262,908       1,262,908

    General and Administrative                                                    654,758         627,543       3,152,264
                                                                               ------------   ------------    ------------

Income (Loss) Before Depreciation                                                (654,758)     (1,890,451)     (4,415,648)

    Amortization                                                                      -0-             -0-        (527,306)

    Depreciation                                                                  (23,454)         (8,994)        (65,115)
                                                                               ------------    ------------   ------------

Income (Loss) Before Income Taxes                                                (678,212)     (1,899,445)     (5,008,069)

Provision for Income Taxes (Note 2)                                                   -0-             -0-             -0-
                                                                             ------------    ------------    ------------

       Net Income (Loss)                                                      $ (678,212)    $ (1,899,445)   $ (5,008,069)
                                                                             ============    ============    ============

    Basic and Diluted Loss Per Share                                          $     (.05)    $      (.030)
                                                                             ------------    ------------

    Weighted Average Shares Outstanding                                        13,150,280      64,364,720


       See independent auditors' report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        AS OF DECEMBER 31, 2002 AND 2001






                           SHARES OF       ADDIT.         ACCUM            ACCUM
                           COMMON          COMMON         PAID IN          PRIOR TO       AFTER
                           STOCK           STOCK          CAPITAL          MARCH 18       MARCH 18        TOTAL
                           ----------- ------------- ------------------ ------------- --------------- ---------

Balance at
 March 8, 1998                                                             (429,352)                     (429,352)

Balance at

December 31, 1998          46,629,414      46,629         1,473,469                       (429,352)     1,520,098
Net Loss                                                                                  (590,366)       500,380

Balance at
December 31, 1999          49,889,348      50,207         1,945,304                     (1,019,718)       975,475
Net Loss                                                                                  (675,719)       300,074

Balance at
December 31, 2000          58,268,469      58,586         3,653,639                     (1,695,437)     2,016,470
Net Loss                                                                                (1,171,377)       845,411

Balance at
December 31, 2001          64,364,720      64,683         3,861,286                     (2,866,814)     1,058,837
Net Loss                                                                                (1,889,445)      (840,280)

Reverse Split
50 to 1  (51,147,907)

Net Loss                                                                                  (678,212)
Balance at
December 31, 2002         13,216,813  13,535   4,517,459  (429,352)                     (5,434,471)      (903,477)



       See independent auditors' report and notes to financial statements.



                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2002 AND 2001



                                                                                                       CUMULATIVE
                                                                                                        FROM THE
                                                                                                     INCEPTION TO
                                                                                                         DEC 31,
                                                                        2002                2001          2002
                                                                     ------------ ------------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES


      Net Income (Loss)                                              $ ( 678,212)   $ ( 1,899,445)     ($5,008,069)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation                                                        23,454            8,994          596,421

Changes in Operating Assets and Liabilities Net:

      Loss on write-off Other Assets                                          -0-       1,127,959        1,127,959
      Increase(Decrease) in Accounts
      Payable Related Parties                                            (86,000)         299,750          213,750
      Increase in Accounts Payables                                        1,613            1,659           56,462
                                                                     ------------ ------------------ --------------
      Net Cash (Used) by Operating Activities                           (739,145)        (461.083)      (3,013,477)

CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in Deposits-Building Construction                              -0-              -0-         (21,341)
      Increase in Licensing Agreement                                         -0-              -0-      (1,423,542)
      Purchase of Property and Equipment                                      -0-              -0-         (54,849)
                                                                     ------------ ------------------ --------------
      Net Cash Used in Investing Activities                                   -0-              -0-      (1,499,732)

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Common Stock Issuance                                613,976          213,654        3,677,408
      Proceeds from Notes Payable- to Stockholders                       119,650          254,000          866,200
                                                                     ------------ ------------------ --------------
      Net Cash Provided by Financing Activities                          733,626          467,654        4,543,608
                                                                     ------------ ------------------ --------------

Increase ( Decrease) in Cash and Cash Equivalents                      (   5,519)           6,571       (   30,399)

Cash and Cash Equivalents at Beginning of Year                             7,493              922           32,373
                                                                     ------------ ------------------ --------------


Cash and Cash Equivalents at End of Year                             $     1,974   $        7,493       $    1,974
                                                                     ===========   ================= =============

       See independent auditors' report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 1      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              A. ORGANIZATION
             AUGRID CORPORATION, (a Development Stage Company) whose name was changed from Augrid of Nevada, Inc in August 17, 2002 formed under the laws of the State of Nevada. It is a development stage company whose primary business is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The company currently has no operating income and, in accordance with SFAS #7 is considered a development Company.

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

             C.  PROPERTY AND EQUIPMENT

             All property and equipment is stated at cost. The Company  provides
             for  depreciation,   using  the  straight  line  method,  over  the
             estimated useful lives of the respective assets, as follows:

                                                             YEARS
                                                            -------
                  Machinery and Equipment     $   69,119       10
                  Furniture and Fixtures           7,686       10
                  Office Equipment                14,176       10
                                              -----------
                  Total Property & Equipment  $   90,981
                                              ===========


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

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBERR 31, 2002

NOTE 1              ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES ( CONTINUED )

                    E.  GOING CONCERN

                    The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the company continue as a concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. It is management's plan to begin producing sales in mid 2003.


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

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 1            ORGANIZATION ANDSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 ( CONTINUED )

                  H .IMPAIRMENT OF LONG-LIVED ASSETS & LONG -LIVED ASSETS TO
                     BE DISPOSED OF  (CONT)

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

                  I. PRINCIPALS OF CONSOLIDATION

                  Summit Media LLC

                  Effective October 31, 2002, the company acquired 51% of Summit Media, LLC It will be used as a distribution chain for it products . The acquisition was accounted under the purchase method of accounting. As part of the agreement Augrid Corporation will not be obligated to pay any additional amounts in 2003 or 2004 based on the agreement. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the company interest. Changes in the Companys proportionate share of the subsidiary equity resulting from the additional equity transaction in the consolidation with no gain recognition due to the development stage of the subsidiaries and uncertainty regarding the Companys ability to continue as a going concern


NOTE 2            LICENSING AGREEMENT

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

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001



NOTE 3            ACCOUNTS PAYABLE TO RELATED PARTIES
                  -----------------------------------

                  The company enter into consulting agreements with Stockholders, the company has violated its agreements by being delinquent in its payment to these Stockholders. At December 30, 2002 the company owed these related parties (Stockholders) the following amounts $37,500, $31,250, $25,000 and $120,000 totaling $213,750.These amounts relates to unpaid consulting fees and cash advance to company made by stockholders not repaid. All amounts due on demand with no interest.

NOTE 4            INCOME TAXES

                  There was no provision for Federal Income tax during 2002 or 2001 because of an unexpired net operating loss carry forward.
                                                               Carryforward
                  Year Ended                 Amount           Available to Year
                  ----------                 ------           -----------------
                  December 31, 1998       1,019,718                2013
                  December 31, 1999         675,719                2014
                  December 31, 2000       1,171,377                2015
                  December 31, 2001       1,889,445                2016
                  September 30, 2002        678,212                2017

                  The Company has a net operating loss carryforward of $5,434,471 which expires, if unused, in the years 2013 to 2017. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2001 and 2002.

                                                                    2001         2002
                                                                 ----------   ---------
                  Income tax benefit at the statutory rate (34%)  1,889,445     678,212
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                                                                 ----------   ---------
                  Provision for income taxes                            0             0
                                                                 ==========   =========



                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 5            CAPITALIZATION

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

                  On August 17, 2002 at the Companys annual shareholders meeting the company changed its name to AuGRID Corporation and initiated a 50 to 1 reverse split which decreased the amount of shares outstanding to 13,216,813 outstanding at December 31, 2002.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 6            NET LOSS PER SHARE

                  The Company follows the provisions of Statement of Financial Accounting
Standards No. 128, earnings per share (SFAS 128)

                  The following table presents the calculation.
                      Net Loss                                                      $     678,212
                  Basic:
                      Weighted average share of
                      Common stock outstanding                                         13,216,813
                                                                                  ---------------
                      Basic net loss per share                                              ( .05)
                  Pro forma :
                      Shares used above                                                13,216,813
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                                       317,500
                                                                                 ----------------
                      Shares used in computing pro forma
                         Basic net loss per share                                      13,534,313
                                                                                  ---------------
                      Pro forma basic net loss per share                                    ( .04)


NOTE 7            NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 673,350

                  Notes Payable to Stockholders- Long Term                                  $    673,350

NOTE 8            RECLASSIFICATION

                  Certain  balances have been  reclassified in the 2001 and from
                  inception   to  December  31,  2002   consolidated   financial
                  statements to conform to the 2002 presentation.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The information required by with respect to the Company's executive officers is incorporated herein by reference from the information provided under the heading "Executive Officers" of the definitive information statement previously filed with the Securities and Exchange Commission on or about April 9, 2003 (the "Information Statement"). The information required with respect to the Company's directors is incorporated herein by reference from the information provided under the heading, "Security Ownership of Certain Beneficial Owners and Management".

ITEM 10    EXECUTIVE COMPENSATION

          Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information provided under the heading "Executive Compensation" of the Information Statement.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Information Statement.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          N/A


ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

             10.1 Patent License between the Company and CeraVision (Ireland) Limited dated 7 July 2000

             10.2 Exclusive Project Agreement relating to Displays for Use in Automobiles between the Company and CeraVision Limited dated 7 July 2000


             23      Consent of Independent Auditors


                     None

ITEM 14  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AuGRID Corporation


                                 By:/S/ MUHAMMAD J. SHAHEED

                                 -------------------------------------------
                                Muhammad J. Shaheed, President, Chief Executive Officer and Chairman
                                Date: April 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          By: /S/ MUHAMMAD J. SHAHEED
                              -------------------------------------------------
                                   Muhammad J. Shaheed, Chief Executive
                                   Officer and Chairman (principal executive
                                   officer)  Date:  April 10,
                                   2003

                          By: /S/ MARY F. SLOAT-HOROSZKO
                              -------------------------------------------------
                                   Mary F. Sloat-Horoszko, Secretary, Director
                                   Date: April 10, 2003

                          By: /S/ MICHAEL D. YOUNG
                              ---------------------
                                    Michael D. Young, Director, COO
    Date: April 10, 2003

                          By: /S/ STAN CHAPMAN
                              ------------------------------------------------
                                   Stan Chapman, Director, Treasurer, CFO
                                   Date: April 10, 2003

                          By: /S/ ESSA MASHNI
                              ------------------------------------------------
                              Essa Mashni, Director
                              Date: April 10, 2003

CERTIFICATIONS

 I, M. J. Shaheed, certify that:

                  1. I have reviewed this year end report on Form 10-QSB of AuGRID Corporation;
                  2. Based on my knowledge, this year end report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year end report;
                  3. Based on my knowledge, the financial statements, and other financial information included in this year end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year end report;
                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this year end report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this year end report (the "Evaluation Date"); and (c) presented in this year end report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                  6. The registrant's other certifying officers and I have indicated in this year end report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 9, 2003
/s/ MJ SHAHEED
-------------------------------------
M. J. Shaheed
Chief Executive officer and President

 I, Stan Chapman, certify that:

     1.  I have  reviewed  this  year  end  report  on  Form  10-QSB  of  AuGRID
Corporation;

     2. Based on my knowledge, this year end report does not contain any untruestatement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year end report;

     3. Based on my knowledge, the financial statements, and other financial information included in this year end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year end report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this year end report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this year end report (the "Evaluation Date"); and
(c) presented in this year end report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this year end report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 9, 2003
/s/ STAN CHAPMAN
 --------------------------
Stan Chapman
Treasurer
(i)