Form 10QSB
period 2003-03-31
AUGRID CORP
filed 2003-05-20
CIK 1101752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2003

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 000-________

                               AUGRID CORPORATION
             (Exact name of registrant as specified in its charter)

                             AUGRID OF NEVADA, INC.
                           (Former name of registrant)

          Nevada                                          34-1878390
------------------------------                     --------------------------
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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 19, 2003, there were 78,216,813 shares of the Registrant's common stock, par value $0.001 issued and outstanding.

                               AuGRID CORPORATION
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS



               Special Note Regarding Forward Looking Information
.................................................................................

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements......................................  3
Item 2.           Management's Plan of Operation............................ 15
Item 3.           Controls and Procedures................................... 17


                           PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds................. 18
Item 6.           Exhibits.................................................. 18


References in this report to the "Company", "we", "us", "our" and similar terms means AUGRID Corporation, a Nevada corporation.


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            Independent Accountant's Report

            Consolidated Balance Sheets as of March 31, 2003 and
            March 31, 2002

            Consolidated Statements of Income for the three months ended March 31, 2003 and 2002

            Consolidated Statements of Operations as of March 31, 2003 and March 31, 2002

            Consolidated Statements of Stockholders' Deficit as of March 31, 2003 and March 31, 2002

            Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002

            Notes to Consolidated Financial Statements



HENRY L. CREEL CO., INC.
Certified Public Accountant
(216)491-0800
Fax (216)491-0803


To the Board of Directors and Stockholders of AUGRID CORPORATION

                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of AUGRID CORPORATION (A Nevada corporation in the Development Stage) and subsidiaries as of March 31, 2003 and 2002, and the consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from interception of the development stage (March 15, 1998) through March 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AUGRID CORPORATION (A Nevada corporation in the Development Stage) and subsidiaries as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and the period from the inception of the of the development stage (March 15, 1998) through March 31, 2003, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company is a development stage company engaged in the development and marketing of Flat Panel Display. As discussed in Note 1 of the financial statements, the company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plan concerning these matters are also described in note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.


/s/ Henry L Creel Co., Inc
Cleveland, Ohio

March 31, 2003
3587 LEE ROAD
SHAKER HEIGHTS, OHIO 44120


                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                          As of March 31, 2003 and 2002

                                     ASSETS

CURRENT ASSETS                                                     2003                2002
--------------                                                  -----------        ------------
    Cash                                                        $     2,179         $     1,974
                                                                -----------         -----------

         Total Current Assets                                         2,179               1,974

PROPERTY AND EQUIPMENT (Note 1)

    Machinery And Equipment                                          69,119              69,119
    Furniture And Fixtures                                            7,686               7,686
    Office Equipment                                                 14,176              14,176
                                                                -----------         -----------

         Total Property At Cost                                      90,981              90,981

    Less:  Accumulated Depreciation                                 (65,115)            (65,115)
                                                                -----------         -----------

    Net Property and Equipment                                       25,866              25,866
                                                                -----------         -----------

OTHER ASSETS

         Deposits Building Construction                              21,341              21,341
                                                                -----------         -----------

         Total Other Assets                                          21,341              21,341
                                                                -----------         -----------


TOTAL ASSETS                                                    $    50,236         $    49,181
                                                                ===========         ===========

       See independent auditors' report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                          As of March 31, 2003 and 2002


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                2003               2002
-------------------                                            ------------       -------------
    Accounts Payable                                           $      66,308       $      65,558
    Accounts Payable to Related Parties (Note 3)                     353,000             213,750
                                                               -------------       -------------
         Total Current Liabilities                                   419,308             279,308

LONG-TERM DEBT

    Notes Payable to Stockholders (Note 7)                           673,350             673,350
                                                               -------------       -------------
            Long-Term Debt                                           673,350             673,350
                                                               -------------       -------------
    Total Liabilities                                              1,092,658             952,658
                                                               -------------       -------------

STOCKHOLDERS' EQUITY

     Preferred Stock $ 0.001 par value
     10,000,000 shares authorized and 317,500
     shares issued and outstanding                                       318                 318

     Common stock- with $0.001 par value
     90,000,000 shares
      Authorized; Shares outstanding:
         Dec 31, 2002 - 13,216,813 shares
         Dec 31, 2001 - 64,364,720 shares
         Dec 31, 2000 - 58,268,469 shares
         Dec 31, 1999 - 49,889,348 shares
         Dec 31, 1998 - 46,629,414 shares                             13,217              13,217
    Additional paid in capital                                     4,539,459           4,517,459
    Deficit accumulated during
    the development stage                                         (5,595,416)         (5,434,471)
                                                               -------------       -------------

         Total Stockholders' Equity (Deficit)                     (1,042,422)           (903,477)
                                                               -------------       -------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                       $      50,236       $      49,181
                                                               =============       =============

       See independent auditors' report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                   For the Years Ended March 31, 2003 and 2002


                                                                                                     Cumulative
                                                                                                    Inception to
                                                                                                       Dec 31,
                                                                    2003                 2002             2003
                                                                 ----------           ----------    -------------
Revenue

    Net Sales (Note 1)                                                   -0-                  -0-            524

Cost and Expenses

    Write -Off License Agreement (Note 1H)                               -0-                  -0-      1,262,908

    General and Administrative                                      170,944               81,060       3,323,208
                                                               ------------         ------------     -----------
Income (Loss) Before Depreciation                                  (170,944)             (81,060)     (4,586,592)

    Amortization                                                         -0-                  -0-       (527,306)

    Depreciation                                                        (-0-)             (4,056)        (65,115)
                                                               ------------         ------------     -----------
Income (Loss) Before Income Taxes                                  (170,944)             (85,116)     (5,179,013)

Provision for Income Taxes (Note 2)                                      -0-                  -0-             -0-
                                                               ------------         ------------     -----------
       Net Income (Loss)                                       $   (170,944)        $    (85,116)    $(5,179,013)
                                                               ============         ============     ===========
    Basic and Diluted Loss Per Share                           $      (.030)        $      (.030)
                                                               ------------         ------------
    Weighted Average Shares Outstanding                          56,150,281           69,964,720

       See independent auditors' report and notes to financial statements

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                 Consolidated Statement of Stockholders' Deficit
                          As of March 31, 2003 and 2002

                           Shares of       Addit.         Accum            Accum
                           Common          Common         Paid in          Prior to       After
                           Stock           Stock          Capital          March 18       March 18        Total
                           -----           -----          -------          --------       --------        -----
Balance at
 March 8, 1998                                                            (429,352)                       (429,352)

Balance at
December 31, 1998          46,629,414      46,629         1,473,469                        (429,352)      1,520,098
Net Loss                                                                                   (590,366)        500,380

Balance at
December 31, 1999          49,889,348      50,207         1,945,304                      (1,019,718)        975,475
Net Loss                                                                                   (675,719)        300,074

Balance at
December 31, 2000          58,268,469      58,586         3,653,639                      (1,695,437)      2,016,470
Net Loss                                                                                 (1,171,377)        845,411

Balance at
December 31, 2001          64,364,720      64,683         3,861,286                      (2,866,814)      1,058,837
Net Loss                                                                                 (1,889,445)       (840,280)

Reverse Split
50 to 1                   (51,147,907)

Net Loss                                                                                   (678,212)
Balance at
December 31, 2002          13,216,813      13,535         4,517,459                      (5,434,471)       (903,477)


Net Loss                                                                                   (170,944)
Balance at
March 31, 2003             56,150,281      13,535         4,517,459       (429,352)      (5,595,416)     (1,042,422)

       See independent auditors' report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                          As of March 31, 2003 and 2002

                                                                                                    Cumulative
                                                                                                      From the
                                                                                                    Inception to
                                                                                                      March 31,
                                                                        2003                2002        2003
                                                                        ----                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                            $    (170,944)   $     (85,116)     ($5,595,416)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation                                                            -0-           4,056          596,421

Changes in Operating Assets and Liabilities Net:

      Loss on write-off Other Assets                                          -0-              -0-       1,127,959
      Increase (Decrease) in Accounts
      Payable Related Parties                                            139,250               -0-         353,000
      Increase in Accounts Payables                                          750               -0-          57,212
                                                                   -------------    -------------     ------------
      Net Cash (Used) by Operating Activities                            (30,944)         (81,060)      (3,460,824)

CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in Deposits-Building Construction                              -0-              -0-         (21,341)

      Increase in Licensing Agreement                                         -0-              -0-      (1,423,542)

      Purchase of Property and Equipment                                      -0-              -0-         (54,849)
                                                                   -------------    -------------     ------------
      Net Cash Used in Investing Activities                                   -0-              -0-      (1,499,732)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Common Stock Issuance                                 22,000           76,504        3,699,408
      Proceeds from Notes Payable- to Stockholders                            -0-              -0-         866,200
                                                                   -------------    -------------     ------------
      Net Cash Provided by Financing Activities                           22,000           76,504        4,565,608

Increase (Decrease) in Cash and Cash Equivalents                            (205)          (4,566)         (30,399)

Cash and Cash Equivalents at Beginning of Year                             2,179            7,493           32,373
                                                                   -------------    -------------     ------------
Cash and Cash Equivalents at End of Year                           $       1,974    $       2,937     $      2,179
                                                                   =============    =============     ============

       See independent auditors' report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                          As of March 31, 2003 and 2002

Note 1      Organization and Summary of Significant Accounting Policies

              A. Organization
             AuGRID CORPORATION, (a Development Stage Company) whose name was changed from Augrid of Nevada, Inc in August 17, 2002 formed under the laws of the State of Nevada (the "Company" or "AuGRID"). It is a development stage company whose primary business is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The Company currently has no operating income and, in accordance with SFAS #7 is considered a Development Company.

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

             C.  Property and Equipment

             All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                                                                     Years
                                                                                                     -----
                  Machinery and Equipment                                    $   69,119                 10
                  Furniture and Fixtures                                          7,686                 10
                  Office Equipment                                               14,176                 10
                                                                             ----------
                  Total Property & Equipment                                 $   90,981
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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                              As of March 31, 2003

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

                  H. Impairment of Long-Lived Assets & Long-Lived Assets to Be
                     Disposed Of

                  Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets" (SFAS 121), requires the Company to review for possible impairment, assets to be held for use and assets held for disposal, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and in such event, to record an impairment loss. The Company adopted SFAS 121 in 1998 and evaluated the recoverability of long-lived assets at its properties. Initial adoption of SFAS 121 in 1998 did not have a material impact on the Company's financial condition or results of operations.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                          As of March 31, 2003 and 2002


Note 1            Organization and Summary of Significant Accounting
                  Policies ( Continued )

                  H. Impairment of Long-Lived Assets & Long-Lived Assets to Be
                     Disposed Of  (Cont)

                  Up to 2000, the Company recorded charges of $1,822,907 from continuing operations relating to an impairment loss on other assets. Approximately $1,450,000 was due to a current Licensing Agreement while $373,383 was due to a prior Licensing Agreement. The Company's revenue, which was anticipated from future agreements of this type, had not been realized as anticipated, therefore resulting in and impairment loss on intangible assets.

                  I. Principals of Consolidation

                  Summit Media LLC

                  Effective October 31, 2002, the Company acquired 51% of Summit Media Systems, LLC. It will be used as a distribution chain for it products. The acquisition was accounted under the purchase method of accounting. As part of the agreement AuGRID will not be obligated to pay any additional amounts in 2003 or 2004 based on the agreement. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the company interest. Changes in the Company's proportionate share of the subsidiary equity resulting from the additional equity transaction in the consolidation with no gain recognition due to the development stage of the subsidiaries and uncertainty regarding the Company's ability to continue as a going concern


Note 2            Licensing Agreement

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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                          As of March 31, 2003 and 2002

Note 3            Accounts Payable to Related Parties

                  The Company entered into consulting agreements with certain related parties and stockholders of the Company (the "Stockholders). The Company has violated its agreements by being delinquent in its payment to these Stockholders. At March 30, 2003 the Company owed these Stockholders the following amounts $37,500, $31,250, $25,000 and $120,000 totaling $213,750. These amounts relate to unpaid consulting fees and cash advances to the Company made by the Stockholders which have not been repaid. All amounts are due on demand with no interest.

Note 4            Income Taxes

                  There was no provision for Federal Income tax during 2003 or 2002 because of an unexpired net operating loss carry forward.

                                                                    Carryforward
                  Year Ended                      Amount           Available to Year
                  ----------                     ---------         -----------------
                  December 31, 1998              1,019,718              2013
                  December 31, 1999                675,719              2014
                  December 31, 2000              1,171,377              2015
                  December 31, 2001              1,889,445              2016
                  December 31, 2002                678,212              2017
                  March 31, 2003                                        2018

                  The Company has a net operating loss carryforward of $5,434,471 which expires, if unused, in the years 2013 to 2017. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2002 and 2003.

                                                                                2002           2003
                                                                             ----------     ----------
                  Income tax benefit at the statutory rate (34%)              1,889,445        678,212
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                                                                              ---------      ---------
                  Provision for income taxes                                          0              0
                                                                              =========      =========

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                          As of March 31, 2003 and 2002

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

                  On March 2, 1998, Ironwood Ventures executed a forward stock split of its stock, 6.06571228 to 1. In addition, Ironwood Ventures increased its authorized shares to 90,000,000 common shares, par value $0.001, 10,000,000 preferred shares, par value $0.001, and changed its name to Augrid of Nevada, Inc

                  On March 12, 1998, Ironwood Ventures - now called AuGRID of Nevada, Inc - executed an asset purchase agreement purchasing substantially all of the assets of Augrid Corporation, a Delaware corporation hereinafter referred to as "Augrid of Delaware", a company under common control by the control stockholders of the Ironwood Ventures, for 1,000,000 newly issued shares of the Ironwood Ventures. This was not a third party, arms length transaction, and due to the development stage and specialized nature of the assets\technology that Ironwood Ventures purchased, the Company's management is unable to determine how this transaction would compare to a similar arms length transaction. The shares of common stock were spun off to Augrid of Delaware shareholders on a pro-rate basis on March 13, 1998.

                  On August 17, 2002 at the Company's annual shareholders meeting the company changed its name to AuGRID Corporation and initiated a 50 to 1 reverse split which decreased the amount of shares outstanding to 13,216,813 outstanding at March 31, 2003.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                          As of March 31, 2003 and 2002

Note 6            Net Loss Per Share

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)


                  The following table presents the calculation.
                      Net Loss                                                    $     678,212
                  Basic:
                      Weighted average share of
                      Common stock outstanding                                       13,216,813
                                                                                  -------------
                      Basic net loss per share                                             (.05)
                  Pro forma :
                      Shares used above                                              13,216,813
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                                     317,500
                                                                                  -------------
                      Shares used in computing pro forma
                         Basic net loss per share                                    13,534,313
                                                                                  -------------
                      Pro forma basic net loss per share                                   (.04)

Note 7            Notes Payable to Stockholders

                  Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 673,350



                  Notes Payable to Stockholders- Long Term                        $     673,350

Note 8            Reclassification

                  Certain balances have been reclassified in the 2001 and from inception to March 31, 2003 consolidated financial statements to conform to the 2003 presentation.

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

  The Company's executive offices are located at 2275 East 55th Street, II-Floor, Cleveland, Ohio 44103, and its telephone number is 216.426.1589.

  The Company has an exclusive license to use a certain thin cathode ray tube technology to manufacture and market flat panel display products for the transportation industry. Although the Company has no current manufacturing or sales operations utilizing its rights to such technology, it intends, within the next eighteen months, to begin the manufacturing process as well as continuing the distribution of LCD, Plasma and other flat panel devices. In addition, the Company has just signed a letter of intent to acquire an electronic transaction processing company to complement its distribution operation.

  INDUSTRY BACKGROUND

  During the last 25 years, flat-panel displays (small, lightweight, and flat instruments that display digital information, "FPD") have been undergoing technological improvements to provide a better quality image. In addition, the growth of FPD sales is being accelerated by the emerging portable electronic products market, as evidenced by the vigorous emergence of small, portable video cameras, portable video games, handheld television sets, video displays in the rear seats of vans, and personal digital assistants. As FPD sales grow, however, most customers seem to become dissatisfied with the cost, performance and availability tradeoffs inherent in the current technology used in FPDs. This dissatisfaction presents an opportunity for the products and technology that the Company offers.

  PRODUCTS

  By employing the use of vacuum microelectronics technology, the Company's licensor in conjunction with a British Research Facility has developed a very thin device called field emission display ("FED") that provides a technological breakthrough in cathode ray tube ("CRT") monitors. These FEDs are high-resolution, full-color displays with all of the operating characteristics of a standard cathode ray tube. FEDs are solid-state vacuum displays that are based on the emission of electrons from a multiple-thin-film, micron-size, field-emission cathodes arrayed on a flat-glass substrate. Because the display is matrix addressed, row and column-patterned electrodes, the advantages of a line-at-a-time digital address is retained. As a result, the FED becomes a truly flat, low-power display with high resolution and high brightness; in addition, the patented spacer technology from the Company's licensor's British facility allows for a glass thickness of 8 mm, resulting in a FPD that will be thin, light, and scalable to larger sizes without increasing the glass thickness.

  This new product will be able to provide a reliable, low-power, video-addressable color FED at a low cost. It initially will be targeted to the automotive industry, proven successful with target sales and marketing goals. The Company will seek and negotiate additional applications, including computer monitor and on-the-wall television applications.

  Initially the Company will produce for the automobile industry, although the thin cathode ray tube ("TCRT") technology is designed to also meet the demands of other applications, including outdoor video advertising, television and computer monitors, as well as commercial, medical and military screen applications. Management recognizes that the technology will address three basic market demands - lower cost, power efficiency and performance level. The Company's goal is to become a broad-based provider of display screens and monitors. However, the Company does not yet manufacture any products employing this technology. Currently the Company's products are restricted to those employing liquid crystal display technology, and these products, although limited, are beginning to be distributed by a distribution arm formed by the Company, currently referred to as Summit Media Systems, LLC.

  In addition to Summit Media Systems, LLC, AuGRID has also established a west coast presence with the addition of a microelectronics division, AuGRID Microelectronics. This division is currently shipping sample products to qualify pieces for the bio-medical industry.

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


  MARKETING STRATEGIES

  Advertising

  The Company's goal over the next two years is to create enough visibility to support its product line in the domestic automobile industries as well as foreign markets. To accomplish this, the Company will advertise in various trade publications and business magazines, keeping track of the results to maximize the return of its advertising expenses and attend trade shows in America and abroad for distribution of all products including the LCD and Plasma units being featured by its distribution subsidiary.

  Sales

  Initially the Company plans to sell directly to 1st and 2nd tier original equipment manufacturers. Management also has identified several large retail buying associations, such as NATM Buying Corporation. Each buying association represents a substantial number of large electronic appliance retailers that may be interested in acquiring flat-panel screens in large quantities for regional distribution among buying group members. These channels are currently being utilized by the distribution arm of AuGRID.

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

  EMPLOYEES

  The Company has four full-time employees and no part-time employees. The Company's management team currently is comprised of four persons, a Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and a Vice President of Communications/Secretary. However, through consultation with advisors and board members, management has identified key personnel who may be available to fill management positions, as soon as the Company has the funds to compensate them. These include, but are not limited to, an Executive Vice President, a Controller, a Vice President of Manufacturing and a Vice President of Sales. The Company also intends to hire experienced high-tech sales personnel.


  ITEM 3.  CONTROLS AND PROCEDURES

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


                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  In August 2002, the Company issued 3,759,500 shares of the common stock to certain of the Company's officers as in return for such officer forgiving the Company's obligation to pay them back salary in the aggregate amount of $375,950. The issuance was made in a private transaction, exempt from the registration requirements under the Securities Act of 1933 under Section 4(2) under such Act.

  In September 2002, the Company issued 1,806,800 shares of the common stock to certain consultants for providing services to the Company. The issuance was made in a private transaction, exempt from the registration requirements under the Securities Act of 1933 under Section 4(2) under such Act.

  In September 2002, the Company issued 507,286 shares of the common stock to certain investors for investing in the Company at the purchase price of $0.10 per share. The issuance was made in a private transaction, exempt from the registration requirements under the Securities Act of 1933 under Section 4(2) under such Act.

  In April 2003, the Company issued 10,000,00 shares of the common stock to certain consultants for providing services to the Company. The issuance was made in a private transaction, exempt from the registration requirements under the Securities Act of 1933 under Section 4(2) under such Act.


  ITEM 6.  EXHIBITS

  (a) Exhibit 23 - Consent of Certified Public Accountants

  (b) Exhibit 99 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



  In accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer executed the following written statements which statements accompanied the filing with the Securities and Exchange Commission of this Report on Form 10-QSB:

                                     SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AuGRID Corporation


                            By: /s/ MUHAMMAD J. SHAHEED

                               -------------------------------------------
                               Muhammad J. Shaheed, President, Chief Executive Officer and Chairman
                               Date: May 20, 2003

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By: /s/ MUHAMMAD J. SHAHEED
                                -----------------------------------------------
                                Muhammad J. Shaheed, Chief Executive
                                Officer and Chairman (Principal
                                Executive Officer)
                                Date:  May 20, 2003

                            By: /s/ MARY F. SLOAT-HOROSZKO
                                -----------------------------------------------
                                Mary F. Sloat-Horoszko, Secretary, Director
                                Date: May 20, 2003

                            By: /s/ MICHAEL D. YOUNG
                                -----------------------------------------------
                                Michael D. Young, Director, COO
                                Date: May 20, 2003

                            By: /s/ STAN CHAPMAN
                                -----------------------------------------------
                                Stan Chapman, Director, Treasurer, CFO
                                Date: May 20, 2003

                            By: /s/ ESSA MASHNI
                                -----------------------------------------------
                                Essa Mashni, Director
                                Date: May 20, 2003

  CERTIFICATIONS

  I, M. J. Shaheed, certify that:
  1. I have reviewed this quarterly report on Form 10-QSB of AuGRID Corporation;
  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
(d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  May 20, 2003
/s/ MJ SHAHEED
  -------------------------------------
  M. J. Shaheed
  Chief Executive officer and President

  I, Stan Chapman, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of AuGRID Corporation;
  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
(d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  May 20, 2003
  /s/ STAN CHAPMAN
  --------------------------
  Stan Chapman
  Treasurer

                                INDEX TO EXHIBIT


EXHIBIT NUMBER           DESCRIPTION
--------------           -----------

     23         -        Consent of Certified Public Accountants

     99         -        Certifications of Chief Executive Officer and
                         Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.