Form 10QSB
period 2003-06-30
AUGRID CORP
filed 2003-08-14
CIK 1101752

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 2003

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                        Commission file number 000-________

                               AUGRID CORPORATION
             (Exact name of registrant as specified in its charter)

                             AUGRID OF NEVADA, INC.
                           (Former name of registrant)

          Nevada                                          34-1878390
------------------------------                     --------------------
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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 12, 2003, there were 462,583,480 shares of the Registrant's common stock, par value $0.001 issued and outstanding.

                               AuGRID CORPORATION
               JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS



                  Special Note Regarding Forward Looking Information
................................................................................

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements........................................Page 3
Item 2.     Management's Plan of Operation..............................Page 13
Item 3.     Controls and Procedures.....................................Page 17


                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.......................Page 17
Item 4. Submission of Matters to a Vote of Security Holders.............Page 18
Item 6. Exhibits........................................................Page 18


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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Auditor's Report

          Consolidated Balance Sheets as of June 30, 2003 and June 30, 2002

          Consolidated Statements of Income for the six months ended June 30, 2003 and 2002

          Consolidated Statements of Operations as of June 30, 2003 and June
               30, 2002

          Consolidated Statements of Stockholders' Deficit for the six months ended June 30, 2003 and June 30, 2002

          Consolidated Statements of Cash Flows as of June 30, 2003 and
               June 30, 2002

          Notes to Consolidated Financial Statements

                            HENRY L. CREEL CO., INC.
                          Certified Public Accountant
                                 (216)491-0800
                               FAX (216)491-0803


To the Board of Directors and Stockholders of AUGRID CORPORATION

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of AuGRID CORPORATION (A Nevada Development Stage Company) as of June 30, 2003, and the related statement of income, retained earnings and cash flows for the six months period ended June 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID CORPORATION

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Henry L Creel Co., Inc
Cleveland, Ohio

August 10, 2003


                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                         (A Development Stage Company)

                      Interim Consolidated Balance Sheets
                              As of June 30, 2003

                                     ASSETS

CURRENT ASSETS                                                      JUNE 30            DECEMBER 31
--------------                                                      -------            -----------
                                                                     2003                 2002
                                                                     ----                 ----
    Cash                                                         $   21,250        $      1,974
    Accounts Receivables                                            500,850                  -0-
                                                                 ----------       --------------

         Total Current Assets                                       522,100               1,974

PROPERTY AND EQUIPMENT (NOTE 1)

    Machinery And Equipment                                          69,119              69,119
    Furniture And Fixtures                                            7,686               7,686
    Office Equipment                                                 14,176              14,176
                                                                     ------       -------------

         Total Property At Cost                                      90,981              90,981

    Less:  Accumulated Depreciation                                 (65,115)           ( 65,115)
                                                                 -----------      -------------

    Net Property and Equipment                                       25,866              25,866
                                                                -----------       -------------

OTHER ASSETS

    Deposits Building Construction                                   21,341              21,341
                                                                -----------       -------------

         Total Other Assets                                          21,341              21,341
                                                                -----------       -------------


TOTAL ASSETS                                                   $    569,307       $      49,181
                                                               ============       =============

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                         (A Development Stage Company)

                      Interim Consolidated Balance Sheets
                              As of June 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                JUNE 30,         DECEMBER 31
-------------------
                                                                     2003              2002
                                                                     ----              ----
    Accounts Payable                                             $   63,379      $       65,558
    Accounts Payable to Related Parties(Note 3)                     220,000             213,750
                                                               ------------       -------------
         Total Current Liabilities                                  283,379             279,308

LONG-TERM DEBT

    Notes Payable to Stockholders (Note 7)                          723,350             673,350
                                                                -----------       -------------
            Long-Term Debt                                          723,350             673,350
                                                                -----------       -------------
    Total Liabilities                                             1,006,728             952,658
                                                              -------------        ------------

STOCKHOLDERS' EQUITY

     Preferred Stock $ 0.001 par value
     10,000,000 shares authorized and 317,500
     shares issued and outstanding                                      318                 318

     Common stock- with $0.001 par value
     90,000,000 shares
      Authorized; Shares outstanding:
         June30, 2003 - 212,583,480 shares
         Dec 31, 2002 - 13,216,813 shares
         Dec 31, 2001 - 64,364,720 shares
         Dec 31, 2000 - 58,268,469 shares
         Dec 31, 1999 - 49,889,348 shares
         Dec 31, 1998 - 46,629,414 shares                         2,125,835              13,217
    Additional paid in capital                                    4,549,458           4,517,459
    Deficit accumulated during
    the development stage                                        (7,113,033)        ( 5,434,471)
                                                                 -----------        ------------

         Total Stockholders' Equity (Deficit)                   (   437,422)        (   903,477)
                                                                ------------       -------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                       $    569,307        $     49,181
                                                               =============        =============

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                         (A Development Stage Company)

                 Interim Consolidated Statements of Operations
                      For the Period Ended June 30, 2003



                                                      Three Months Ended                  Six Months Ended
                                                      2003             2002              2003             2002
                                                      ----             ----              ----             ----
    Revenue

    Net Sales (Note 1)                                  -0-              -0-               -0-              -0-

Cost and Expenses

    Write -Off License
    Agreement (Note 1H)                                 -0-              -0-               -0-              -0-

    General and Administrative

Income (Loss) Before Depreciation               ( 1,507,618)     (   81,060)       (1,678.562)    (    248,773)

    Amortization                                        -0-              -0-               -0-              -0-

    Depreciation                                (       -0-)     (       -0-)  (           -0-)    (        -0-)
                                               ------------   --------------      ------------     ------------

Income (Loss) Before Income Taxes               ( 1,507,618)     (   163,656)       (1,678,562)    (    248,773)

Provision for Income Taxes (Note 2)                     -0-              -0-               -0-              -0-
                                               ------------   --------------      ------------     ------------

       Net Income (Loss)                       $(1,507,618)   $(    163,656)      $(1,678,562)     $(  248,773)
                                               ============   ==============      ============     ============

    Basic and Diluted                                (.01)             (.05)             (.01)            (.04)
     Loss Per Share

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                         (A Development Stage Company)

            Interim Consolidated Statement of Stockholders' Deficit
                              As of June 30, 2003

                           SHARES OF       ADDIT.         ACCUM            ACCUM
                           COMMON          COMMON         PAID IN          PRIOR TO       AFTER
                                           STOCK          STOCK            CAPITAL        MARCH 18        MARCH 18TOTAL
                                           -----          -----            -------        --------        -------------
Balance at
 March 8, 1998                                                             (429,352)                      (429,352)

Balance at
December 31, 1998          46,629,414      46,629         1,473,469                     (429,352)         1,520,098
Net Loss                                                                                (590,366)           500,380

Balance at
December 31, 1999          49,889,348      50,207         1,945,304                     (1,019,718)         975,475
Net Loss                                                                                (   675,719)        300,074

Balance at
December 31, 2000          58,268,469      58,586         3,653,639                     (1,695,437)       2,016,470
Net Loss                                                                                (1,171,377)         845,411

Balance at
December 31, 2001          64,364,720      64,683         3,861,286                     (2,866,814)       1,058,837
Net Loss                                                                                (1,889,445)        (840,280)

Reverse Split
50 to 1  (51,147,907)

Balance at
December 31, 2002         13,216,813      13,535          4,517,459                      (5,434,471)       (903,477)
Net Loss                                                                                 (  678,212)


Net Loss                                                                                ( 1,678,562)
Balance at
June 30, 2003             212,583,348        2,126,153    4,549,458       (429,352)      (7,113,033)     (  437,422)

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows
                              As of June 30, 2003

                                                                                  2003                 2002
                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                                        $(1,678,562)        $ ( 678,212)
  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation                                                                      -0-             23,454

Changes in Operating Assets and Liabilities Net:

      (Increase) Decrease  In Accounts Receivables                              (  500,850)                 -0-
      Increase(Decrease) in Accounts
      Payable Related Parties                                                        6,250             (86,000)
      Increase in Accounts Payables                                                ( 1,613)              1,613
                                                                              -------------       ------------
      Net Cash (Used) by Operating Activities                                   (2,174,775)          ( 739,145)

CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in Deposits-Building Construction                                        -0-                 -0-
      Increase in Licensing Agreement                                                   -0-                 -0-
      Purchase of Property and Equipment                                                -0-                 -0-
                                                                              -------------       -------------

      Net Cash Used in Investing Activities                                             -0-                 -0-

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Common Stock Issuance                                        2,144,051             613,976
      Proceeds from Notes Payable- to Stockholders                                  50,000             119,650
                                                                             -------------        ------------
      Net Cash Provided by Financing Activities                                  2,194,051             733,626
                                                                             -------------        ------------

Increase ( Decrease) in Cash and Cash Equivalents                                   19,276        (      5,519)

Cash and Cash Equivalents at Beginning of Year                                       1,974               7,493
                                                                               -----------        ------------

Cash and Cash Equivalents at End of Year                                      $     21,250        $      1,974
                                                                              ============        ============

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                         (A Development Stage Company)

                         Notes to Financial Statements
                              As of June 30, 2003

NOTE 1      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              A. Organization
             AUGRID CORPORATION, (a Development Stage Company) whose name was changed from Augrid of Nevada, Inc in August 17, 2002 formed under the laws of the State of Nevada. It is a development stage company whose primary business is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The Company currently has no operating income and, in accordance with SFAS #7 is considered a Development Stage Company.

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

                                                                     Years
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

                  E.  Going Concern

                  The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the company continue as a concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. It is management's plan to begin producing sales in late 2003.

                  F. Research and Development Expense

                  The Company's policy relating to research and development and patent development cost are expensed when incurred except R&D machinery, equipment, and facilities which have alternative future uses either in R&D activities or otherwise. Machinery, equipment and facilities, which have alternate future uses, should be capitalized. All expenditures in conjunction with an R&D project, including personnel cost, materials, equipment, facilities, and intangibles, for which the Company has no alternative future use beyond the specific project for which the items were purchased, are expensed.

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

                  Up to 2000, the Company recorded a charge of $1,822,907 from continuing operations relating to an impairment loss on other assets. Approximately $1,450,000 was due to a current Licensing Agreement while $373,383 was due to a prior Licensing Agreement. The Company's revenue, which was anticipated from future agreements of this type, had not been realized as anticipated, therefore resulting in and impairment loss on intangible assets.

                  I. Principals of Consolidation

                  Summit Media LLC

                  Effective October 31, 2002, the company acquired 51% of Summit Media, LLC It will be used as a distribution chain for it products. The acquisition was accounted under the purchase method of accounting. As part of the agreement Augrid Corporation will not be obligated to pay any additional amounts in 2003 or 2004 based on the agreement. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the company interest. Changes in the Company's proportionate share of the subsidiary equity resulting from the additional equity transaction in the consolidation with no gain recognition due to the development stage of the subsidiaries and uncertainty regarding the Company's ability to continue as a going concern


NOTE 2            LICENSING AGREEMENT

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


NOTE 3            ACCOUNTS PAYABLE TO RELATED PARTIES

                  The Company entered into consulting agreements with certain stockholders (the "Stockholders"). The Company has violated its agreements by being delinquent in its payment to these Stockholders. At June 30, 2003 the company owed these related parties (Stockholders) the following amounts $100,000, and $120,000 totaling $220,750.These amounts relates to unpaid consulting fees and cash advance to company made by Stockholders not repaid. All amounts due on demand with no interest.


NOTE 4            INCOME TAXES

                  There was no provision for Federal Income tax during 2003 or 2002 because of an unexpired net operating loss carry forward.
                                                           Carryforward
                  Year Ended                  Amount    Available to Year
                  ----------                  ------    -----------------
                  December 31, 1998        1,019,718         2013
                  December 31, 1999          675,719         2014
                  December 31, 2000        1,171,377         2015
                  December 31, 2001        1,889,445         2016
                  December 31, 2002          678,212         2017
                  June 30, 2003            1,678,562         2018

                  The Company has a net operating loss carryforward of $7,113,033 which expires, if unused, in the years 2013 to 2018. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2002 and 2003.

                                                                            2002             2003
                                                                            ----             ----
                  Income tax benefit at the statutory rate (34%)         678,212        1,678,562
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non-included items

                  Provision for income taxes                                   0                0
                                                                   =============       ==========


NOTE 5            CAPITALIZATION

                  On March 1, 1998, Augrid Corporation`s current controlling stockholders purchased controlling interest in Ironwood Ventures via the purchase of approximately 4,616,111 shares of Common Stock of Ironwood Ventures' in private transactions. This represented approximately 62.2 percent (62.2%) of Ironwood Ventures' issued and outstanding Common Stock.

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


NOTE 6            NET LOSS PER SHARE

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)

                  The following table presents the calculation.
                      Net Loss                                  $     1,678,562
                  Basic:
                      Weighted average share of
                      Common stock outstanding                      212,583,480
                                                               ----------------
                      Basic net loss per share                             (.01)
                  Pro forma:
                      Shares used above                             212,583,480
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                     317,500
                                                               ----------------
                      Shares used in computing pro forma
                         Basic net loss per share                   212,900,980
                                                               ----------------
                      Pro forma basic net loss per share                   (.01)



NOTE 7            NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable to Stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 723,350

                  Notes Payable to Stockholders- Long Term         $    723,350

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

     The Company's executive offices are located at 2275 East 55th Street, II-Floor, Cleveland, Ohio 44103, and its telephone number is 216.426.1589.

     The Company has an exclusive license to use a certain thin cathode ray tube technology to manufacture and market flat panel display products for the transportation industry. Although the Company has no current manufacturing or sales operations utilizing its rights to such technology, it intends, within the next eighteen months, to begin the manufacturing process as well as continuing the distribution of LCD, Plasma and other flat panel devices. In addition, the Company recently signed a letter of intent to acquire an electronic transaction processing company to complement its distribution operation.


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

In addition, AuGRID has also established a west coast presence with the addition of a microelectronics division, AuGRID Microelectronics. This division is currently shipping sample products to qualify pieces for the bio-medical industry.


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

Of the amount spent in 2000, $1,000,000 was paid to CeraVision Limited ("CeraVision") as a part of a $3,000,000 fee for its services in developing certain flat panel display prototypes and building manufacturing lines for the purpose of producing such displays. There have been some disagreements between the Company and CeraVision with respect to the prototypes that were delivered. The second $1,000,000 installment of the fee is due on demand, but CeraVision has withheld demand while the Company is exploring its options. The final $1,000,000 installment of the fee will not be due until the Company receives the last of ten (10) prototype production lines complying with certain specifications. The remaining $350,000 amount in 2000 and the $100,000 amount in 2001 were paid to CeraVision for other FPD research and development services not covered by the $3,000,000 fee.


PATENT LICENSE; ROYALTIES

The Company has obtained an exclusive patent license from CeraVision to use certain ceramic-based field emission flat panel display technologies to manufacture and market products for the transportation industry. Pursuant to the terms of the license, the Company will be required to pay royalties to its licensor. These royalties are based upon production. On July 1, 2001, the Company became subject to a minimum quarterly royalty payment in the amount of $500,000, irrespective of production, for the fiscal quarter ended September 30, 2001. Although the first payment was due on October 7, 2001, the licensor has deferred the Company's obligation to make any royalty payments due to the disagreements discussed above in Research and Development.

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

In June 2003, the Company issued 31,666,667 shares of the common stock to certain of the Company's officers as in return for such officer forgiving the Company's obligation to pay them back salary in the aggregate amount of $475,000. The issuance was made by the filing of Form S-8 Registration Statement under the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 15, 2003, at a special meeting of the shareholders, the following persons were elected as Directors of the Company:
            M.J. Shaheed
            Mary F. Sloat-Horoszko
            Anthony Cooper (who later resigned on April 22, 2003)
            Michael Young
            Stan Chapman
The only matter voted upon at the meeting was the election of the foregoing directors. 478,356,665 votes were cast for each nominee, 0 votes were cast against or withheld, and there were 0 abstentions and broker non-votes.

On June 20, 2003, at a special meeting of the shareholders, the Articles of Incorporation were amended to provide for an increase in the number of authorized Common shares of the Company. 212,583,480 votes were cast for the amendment, 0 votes were cast against or withheld, and there were 0 abstentions and broker non-votes.



ITEM 6. EXHIBITS

(a)  Exhibit 23 - Consent of Certified Public Accountants

     Exhibit 31 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports of Form 8-K:
         On March 26, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 1, Changes in Control of Registrant, the removal of Earle B. Higgins and Cecil Weatherspoon as Directors, and the election of M.J. Shaheed, Mary F. Sloat-Horoszko, Anthony Cooper, Michael Young and Stan Chapman as Directors.

         On August 6, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 6, Resignation of Director, the resignation of Anthony Cooper as a Director and Chief Technical Officer as of April 22, 2003.

                                    SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AuGRID Corporation


                                   By:/S/ M. J. SHAHEED

                                   ----------------------------------
                                   M. J. Shaheed
                                   President, Chief Executive
                                   Officer and Chairman
                                   Date: August 14, 2003

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By: /S/ M. J. SHAHEED
  -----------------------------
  M. J. Shaheed,
  Chief Executive Officer and
  Chairman (principal executive officer), Director
  Date:  August 14, 2003

  By: /S/ MARY F. SLOAT-HOROSZKO
  -------------------------
  Mary F. Sloat-Horoszko, Secretary, Director
  Date: August 14, 2003

  By: /S/ MICHAEL D. YOUNG
  ------------------------
  Michael D. Young, COO, Director
  Date: August 14, 2003

  By: /S/ STAN CHAPMAN
  -------------------------
  Stan Chapman, Treasurer, CFO, Director
  Date: August 14, 2003

  By: /S/ ESSA MASHNI
  -------------------------
  Essa Mashni, Director
  Date: August 14, 2003

                                 EXHIBIT INDEX

(a)  Exhibit 23 - Consent of Certified Public Accountants

     Exhibit 31 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.