Form 10QSB
period 2003-09-30
AUGRID CORP
filed 2003-11-14
CIK 1101752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of November 13, 2003, there were 504,510,898 shares of the Registrant's Common Stock, par value $0.001 issued and outstanding.

                               AuGRID CORPORATION
               SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                  Special Note Regarding Forward Looking Information
.................................................................................

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.............................................Page 3
Item 2. Management's Plan of Operation...................................Page 13
Item 3. Controls and Procedures..........................................Page 18

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................Page 19
Item 4. Submission of Matters to a Vote of Security Holders..............Page 19
Item 5. Other Information................................................Page 20
Item 6. Exhibits.........................................................Page 20

References in this report to the "Company", "we", "us", "our" and similar terms means Augrid Corporation, and its wholly owned subsidiaries.

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

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                  (216)491-0800
                                Fax (216)491-0803

To the Board of Directors and Stockholders of AUGRID CORPORATION

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of AuGRID CORPORATION (A Nevada Development Stage Company) as of September 30, 2003, and the related statement of income, retained earnings and cash flows for the nine months ended
September 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID CORPORATION.

A review consists principally of inquiries to Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Henry L Creel Co., Inc
Cleveland, Ohio

November 5, 2003

                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                       Interim Consolidated Balance Sheets
                            As of September 30, 2003

                                     ASSETS

CURRENT ASSETS                                 September 30         December 31
                                                    2003                2002
                                                -----------         -----------

    Cash                                        $ 1,107,760         $     1,974
    Investments                                      79,446                 -0-
                                                -----------         -----------

Total Current Assets                              1,187,206               1,974

PROPERTY AND EQUIPMENT (Note 1)

    Machinery And Equipment                          69,119              69,119
    Furniture And Fixtures                           15,562               7,686
    Office Equipment                                 66,488              14,176
                                                -----------         -----------

         Total Property At Cost                     151,169              90,981

    Less:  Accumulated Depreciation                 (65,115)            (65,115)
                                                -----------         -----------

    Net Property and Equipment                       86,054              25,866
                                                -----------         -----------

OTHER ASSETS

    Deposits Building Construction                   24,141              21,341
                                                -----------         -----------

         Total Other Assets                          24,141              21,341
                                                -----------         -----------

TOTAL ASSETS                                    $ 1,297,401         $    49,181
                                                ===========         ===========

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                       Interim Consolidated Balance Sheets
                            As of September 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                 September 30,   December 31
                                                         2003           2002
                                                     -----------    -----------

    Accounts Payable                                 $   108,514    $    65,558
    Accounts Payable to Related Parties(Note 3)          220,000        213,750
                                                     -----------    -----------
         Total Current Liabilities                       328,514        279,308

LONG-TERM DEBT

    Notes Payable to Stockholders (Note 7)               723,350        673,350
                                                     -----------    -----------
            Long-Term Debt                               723,350        673,350
                                                     -----------    -----------
    Total Liabilities                                  1,051,864        952,658
                                                     -----------    -----------

STOCKHOLDERS' EQUITY

     Preferred Stock $ 0.001 par value
     10,000,000 shares authorized and 5,318,000
     shares issued and outstanding                         5,318            318

     Common stock- with $0.001 par value
     700,000,000 shares
      Authorized; Shares outstanding:

    September 30, 2003 - 504,510,898 shares              504,510         13,217
    Additional paid in capital                         7,150,695      4,517,459
    Deficit accumulated during
    the development stage                             (7,414,987)    (5,434,471)
                                                     -----------    -----------

         Total Stockholders' Equity (Deficit)            245,536       (903,477)
                                                     -----------    -----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                             $ 1,297,401    $    49,181
                                                     ===========    ===========

              See review report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Development Stage Company)

            Interim Consolidated Statements of Income and Operations
                    For the Period Ended September 30, 2003

                                                                                                                   Cumulative
                                                                                                                 From Inception
                                                  Three Months Ended                   Nine Months Ended         to September 30
                                                 2003            2002              2003              2002              2003
                                                 ----            ----              ----              ----              ----
   Revenue

   Net Sales (Note 1)                          103,893              -0-            103,893              -0-            104,417

Costs and Expenses

   Write-Off License
   Agreement (Note 1H)                             -0-              -0-                -0-              -0-          1,262,908
   Cost of Goods Sold                           25,897              -0-             25,897              -0-             25,897
General and Administrative                     560,894          208,646          2,063,511          461,049          5,215,775

Income (Loss) Before Depreciation             (482,898)        (208,646)        (1,985,515)        (461,049)        (6,400,163)

   Amortization                                    -0-              -0-                -0-              -0-           (527,306)

   Depreciation                                   (-0-)            (-0-)              (-0-)            (-0-)           (65,115)
                                             ---------        ---------        -----------        ---------         ----------

Income (Loss) Before Income Taxes             (482,898)        (208,646)        (1,985,515)        (461,049)        (6,992,584)

Provision for Income Taxes (Note 2)                -0-              -0-                -0-              -0-                -0-
                                             ---------        ---------        -----------        ---------         ----------

   Net Income (Loss)                         $(482,989)       $(208,646)       $(1,985,515)       $(461,049)        (6,992,584)
                                             =========        =========        ===========        =========         ==========
  Basic and Diluted
  Loss Per Share                                  (.01)            (.01)              (.01)            (.01)              (.01)


                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

             Interim Consolidated Statement of Stockholders' Deficit
                            As of September 30, 2003

                        Shares of       Addit.       Accum        Accum
                                        Common       Common       Paid in        Prior to      After
                                        Stock        Stock        Capital        March 18      March 18 Total
                                        -----        -----        -------        --------      -------------
Balance at
 March 8, 1998                                                                    (429,352)       (429,352)

Balance at
December 31, 1998      46,629,414        46,629    1,473,469        (429,352)
Net Loss                                                            (590,366)                      500,380

Balance at
December 31, 1999      49,889,348        50,207    1,945,304      (1,019,718)
Net Loss                                                            (675,719)                      300,074

Balance at
December 31, 2000      58,268,469        58,586    3,653,639      (1,695,437)
Net Loss                                                          (1,171,377)                      845,411

Balance at
December 31, 2001      64,364,720        64,683    3,861,286      (2,866,814)
Net Loss                                                          (1,889,445)                     (840,280)

Reverse Split
50 to 1               (51,147,907)

Balance at
December 31, 2002      13,216,813        13,535    4,517,459      (4,756,259)
Net Loss                                                            (678,212)                     (903,477)

Net Loss                                                          (1,985,515)
Balance at
Sept. 30, 2003        504,510,898       509,510    7,150,695      (7,414,986)                      245,536

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                     Consolidated Statements of Cash Flows
                     For the Period Ended September 30, 2003

                                                            September 30
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                              $(1,985,515)   $  (461,049)

  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation                                           -0-         12,168

Changes in Operating Assets and Liabilities Net:

      Increase(Decrease) in Accounts
        Payable Related Parties                            6,250        (78,100)
      Increase in Accounts Payables                       42,956          1,613
                                                     -----------    -----------
      Net Cash (Used) by Operating Activities         (1,936,309)      (525,368)

CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in Deposits-Building Construction          (2,800)           -0-
      Increase in Licensing Agreement                        -0-            -0-
      Purchase of Property and Equipment                 (60,188)           -0-
                                                     -----------    -----------
      Net Cash Used in Investing Activities              (62,988)           -0-

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Common Stock Issuance              3,134,529        518,731
      Proceeds from Notes Payable- to Stockholders        50,000            -0-
                                                     -----------    -----------
      Net Cash Provided by Financing Activities        3,184,529        518,731
                                                     -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents       1,185,231         (6,637)

Cash and Cash Equivalents at Beginning of Year             1,974          7,493
                                                     -----------    -----------

Cash and Cash Equivalents at End of Year             $ 1,187,205    $       856
                                                     ===========    ===========

              See review report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2003

Note 1 Organization and Summary of Significant Accounting Policies

      A. Organization

      AuGRID CORPORATION, (a Development Stage Company) whose name was changed from Augrid of Nevada, Inc in August 17, 2002 formed under the laws of the State of Nevada. It is a development stage company whose primary business is a technology development firm. The Company currently has no operating income and, in accordance with SFAS #7 is considered a Development Stage Company.

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

      C. Property and Equipment

      All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                                         Years
                                                                         -----
Machinery and Equipment                              $ 69,119             10
Furniture and Fixtures                                 15,562             10
Office Equipment                                       66,488             10
                                                     --------
Total Property & Equipment                           $151,169
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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2003

Note 1 Organization and Summary of Significant Accounting Policies ( Continued )

      E. Going Concern

      The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2003, the Company had no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the company continue as a concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. It is management's plan to begin producing sales in late 2003.

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

      G. Revenue Recognition

      As of September 30, 2003, the Company had no current source of revenue.

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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2003

Note 1 Organization andSummary of Significant Accounting Policies ( Continued )

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

      I. Principals of Consolidation

      Summit Media LLC

      Effective October 31, 2002, the Company acquired 51% of Summit Media, LLC. It was to be used as a distribution chain for it products. The acquisition was accounted under the purchase method of accounting. As part of the agreement AuGRID Corporation will not be obligated to pay any additional amounts in 2003 or 2004 based on the agreement. Due to a management decision Summit Media LLC is no longer in existence.

      Alysium Corporation

      Effective August 15, 2003 the Company acquired 100% ownership of Alysium Corporation. The acquisition was acquired under the purchase method of accounting. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company interest. Reflect changes in the Company's proportionate share of the subsidiary equity resulting from the additional equity transaction in the consolidation with no gain recognition due to the development stage of the subsidiaries and uncertainty regarding the Company's ability to continue as a going concern.

Note 2 Licensing Agreement

      The Company has an agreement with Ceravision Limited. Ceravision is developing certain technology relating to ceramic-based field emission flat screen displays and hold certain patent applications and other intellectual property rights in relation to such technology and in relation to manufacturing processes and equipment to produce and sell such displays and components for incorporation into such displays. The cost incurred in relation to this licensing agreement is capitalized. The cost is amortized over a period of 5 years.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2003

Note 3 Accounts Payable to Related Parties

      The Company entered into consulting agreements with certain related parties ("Stockholders"). At September 30, 2003 the Company owed these Stockholders the following amounts of $100,000, and $120,000, totaling $220,000.These amounts relate to unpaid consulting fees and cash advances to the Company made by the Stockholders which has not been repaid. All amounts due on demand with no interest.

Note 4 Income Taxes

      There was no provision for Federal Income tax during 2003 or 2002 because of an unexpired net operating loss carry forward.

                                                                 Carryforward
Year Ended                                   Amount            Available to Year
----------                                   ------            -----------------
December 31, 1998                           1,019,718                 2013
December 31, 1999                             675,719                 2014
December 31, 2000                           1,171,377                 2015
December 31, 2001                           1,889,445                 2016
December 31, 2002                             678,212                 2017
September 30, 2003                          1,985,515                 2018

      The Company has a net operating loss carryforward of $7,409,987 which expires, if unused, in the years 2013 to 2018. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2002 and 2003.

                                                           2002           2003
                                                        ---------      ---------
Income tax benefit at the statutory rate (34%)            678,212      1,985,515
Change in valuation allowance
State tax, net of federal benefit
Non included items
Provision for income taxes                                      0              0
                                                        =========      =========

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                            As of September 30, 2003

Note 5 Capitalization

      On March 1, 1998, AuGRID Corporation`s current controlling stockholders purchased controlling interest in Ironwood Ventures via the purchase of approximately 4,616,111 shares of Common Stock of Ironwood Ventures' in private transactions; this represented approximately 62.2 percent (62.2%) of Ironwood Ventures' issued and outstanding Common Stock.

      On March 2, 1998, Ironwood Ventures' executed a forward stock split of its stock, 6.06571228 to 1. In addition, Ironwood Ventures' increased its authorized shares to 90,000,000 common shares, par value $0.001, 10,000,000 preferred shares, par value $0.001, and changed its name to AuGrid of Nevada, Inc

      On March 12, 1998, Ironwood Ventures' - renamed AuGRID of Nevada, Inc - executed an asset purchase agreement purchasing substantially all of the assets of Augrid Corporation, a Delaware corporation hereinafter referred to as "Augrid of Delaware", a company under common control by the control stockholders of the Ironwood Ventures', for 1,000,000 newly issued shares of the Ironwood Ventures'. This was not a third party, arms length transaction, and due to the development stage and specialized nature of the assets\technology that Ironwood Ventures' purchased, the Company's management is unable to determine how this transaction would compare to a similar arms length transaction. The shares of common stock were spun off to Augrid of Delaware shareholders on a pro-rate basis on March 13, 1998.

      On August 17, 2002, at the Company's annual shareholders meeting, the Company changed its name to AuGRID Corporation and initiated a 50 to 1 reverse split which decreased the amount of shares outstanding to 13,216,813 outstanding at March 31, 2003.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                               As of June 30, 2003

Note 6 Net Loss Per Share

      The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)
      The following table presents the calculation.

    Net Loss                                                      $   1,985,516
Basic:
    Weighted average share of
    Common stock outstanding                                        504,510,898
                                                                  -------------
    Basic net loss per share                                               (.01)
Pro forma:
    Shares used above                                               504,510,898
    Pro forma adjusted to reflect
    Weighted affect of assumed
    Conversion of preferred stock                                   132,950,000
                                                                  -------------
    Shares used in computing pro forma
       Basic net loss per share                                     637,460,898
                                                                  -------------
    Pro forma basic net loss per share                                     (.01)

Note 7 Notes Payable to Stockholders

      Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into Demand notes at 10% interest totaling $723,350

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

GENERAL

AuGRID Corporation is a technology based company in the development stage. The predecessor company was formed under the name Ironwood Ventures, Inc. by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 4, 1995. On March 2, 1998, following a change of control, the Company changed its name to Augrid of Nevada, Inc. The Company effectively commenced operations on March 15, 1998. On August 30, 2002, the Company changed its name to AuGRID Corporation.

The Company's executive offices are located at 2275 East 55th Street, II- Floor, Cleveland, Ohio 44103, and its telephone number is 216.426.1589. The Company also leases and maintains an 8,000-sqare foot manufacturing facility with a state of the art ISO Clean Room at 3636 Dime Circle, Austin, Texas 78744 for its wholly owned subsidiary, Alysium Corporation.

The Company has recently re-assessed, re-evaluated and redirected its focus from Field Emission Display ("FED") technology to concentrate on the products of two recently acquired or formed subsidiaries, OptiPure LLC and Alysium Corporation, to be discussed below.

OPTIPURE LLC AND ITS PRODUCTS

OptiPure LLC, a Nevada limited liability corporation, was incorporated in July of 2003 as an independent and wholly owned distribution subsidiary of AuGRID Corporation. OptiPure's electronic devices address the needs and opportunities in the consumer electronics industry often ignored or over-looked by other manufacturers and distribution companies. OptiPure is a limited distributed product line manufactured in Taiwan, Hong Kong and Korea according to the Company's strict specifications, and will be sold only through selected authorized dealers and distributors.

For the remainder of the fiscal year 2003 and through the first quarter of 2004, the product line will consist of seven (7) display devices ranging from a 17" Wide Screen LCD TV/Monitor to a 50" Plasma TV/Monitor. The Company will expand its product line to several high performance electronics components to compliment the line in the second quarter of 2004.

In early September 2003 a small production run arrived in the U.S. and samples of the products were shipped to distributors and dealers in the U.S. and abroad. Full distribution is scheduled to hit the U.S. in the second week of December, thirty days post original schedule date in order to address firmware issues based on input and recommendations by the Company's dealers and distributors. This delay will provide the Company the ability to be the first in the U.S. to offer generation three "G3" plasma glass on a consumer product. This was considered a strategic move by the Company's distributors and dealers since all major manufacturers have already booked substantial amounts of G1 & G2 glass in September and will have to sell their current inventory before moving to the new technology. The new G3 glass, although it has similar specifications to the G2 glass, offers a more natural color balance, and preliminary tests show it to be more power efficient by being able to operate at a higher voltage with less current. Optipure is currently completing the formalization of distribution contracts to support the influx of product to hit the U.S. in the near future.

ALYSIUM CORPORATION AND ITS PRODUCTS

Alysium Corporation, a Texas corporation, was acquired in August of 2003. Pursuant to an Acquisition Agreement dated August 15, 2003, AuGRID acquired all the common stock of Alysium in exchange for approximately 16 million restricted shares of AuGRID's Common Stock with an approximate additional 34 million shares upon specific performance goals - approximately 20 million shares when Alysium generates $1 million in gross profits and another approximate 14 million shares when Alysium generates $10 million in gross sales. Since the acquisition by AuGRID, Alysium has moved into an 8,000-sqare foot manufacturing facility with a state of the art ISO "Clean Room".

Alysium is a diversified industrial distributor and manufacturer utilizing technology in the area of silicon carbide, thermocouple, and nano-particle manufacturing in the fields of aerospace, semiconductor, missile defense and emerging technologies.

As of the beginning of November 2003, Alysium completed all major equipment purchases necessary to begin manufacturing of Alysium Corporation's Ultra High Accuracy Thermocouples. By the end of November 2003 its manufacturing facilities will be in full production mode. The Company's product line of Ultra High Accuracy Thermocouples or horizontal wafer carriers, also known in the industry as "boats" manufactured with a silicon carbide process. Silicone carbide boats will be the primary product offered to the semiconductor industry. The products will be sold to all semiconductor customers with the benefit of a conditional guarantee. Since there is currently no product guarantees offered in the industry today, this offers us an additional lead over our competition. Several major semiconductor companies such as AMD, Texas Instruments, Applied Materials and Samsung have already been contacted and have indicated a high interest in the products. Initial response from these contacts confirms that Alysium will provide the industry with the solution to a persistent problem in the fabrication of wafers. Alysium thermocouples will be constructed from high quality materials and fabricated in a clean room environment. All thermocouple units are tested and certified according to ISO standard. Another distinguishing feature of the Alysium manufacturing process is the ability to create complex geometries, thus permitting a greater freedom of design. Alysium's products harbor strength and durability three times that of industry standard, significantly reducing production and maintenance costs for its customers.

Alysium Corporation's distribution arm is actively pursuing business with a variety of manufacturing companies, offering motors, drives, sensors, bearings and many other temperature and motion control devices.

RESEARCH AND DEVELOPMENT

Ceravision

AuGRID Corporation currently has a licensing agreement with Ceravision UK for the exclusive global distribution with manufacturing rights of the FED (Field Emission Display) Technology. AuGRID believes that Ceravision has ceased U.S. operations and continues to operate solely in the U.K. The lack of communication, information and progress from Ceravision UK on its commitments with AuGRID has prompted AuGRID to consider legal action.

AuGRID is also considering alternative technology-based solutions and has established a presence by managing to develop and acquire diverse yet synonymous business units. While not abandoning the FED technology projects or the desire to bring it to market in several different forms, AuGRID is focusing on enhancing current product lines. It will be these avenues that will ultimately serve as the conduit for the delivery of the FED upon completion.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls which are included within disclosure controls and procedures during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In September 2003, the Company issued an aggregate of 47 million shares of the Company's Common Stock to certain consultants for providing services to the Company. The issuance was made in a private transaction, exempt from the registration requirements under the Securities Act of 1933 under Section 4(2) under such Act.

In June and July 2003, pursuant to two agreements for investment banking services, the Company granted Dan Rubin options to purchase a total of 280 million shares of the Company's Common Stock at purchase prices ranging from $0.005 to $0.01 per share. From June through September 2003, Mr. Rubin exercised a total of 250 million options. The Company received an aggregate consideration of $1.5 million from the exercise of such options, which is being used for working capital. The issuance was made by the filing of Form S-8 Registration Statement under the Securities Act of 1933. According to a General Statement of Acquisition of Beneficial Ownership filed with the Securities and Exchange Commission on November 6, 2003 by Mr. Rubin, he has sold all of his shares at prices ranging from $0.005 to $0.014, for an aggregate consideration of approximately $1.9 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 26, 2003, at the Annual Meeting of the shareholders, there were 320,216,045 shareholders present or represented by proxy, out of the 442,583,480 shares entitled to vote as of the August 1 record date. The following persons were elected as Directors of the Company:

                                       FOR             WITHHELD       NOT VOTED
                                   ---------------------------------------------
M.J. Shaheed                       320,216,045             0         122,367,445
Mary F. Sloat-Horoszko             320,215,437           608         122,367,445
Michael Young                      320,216,045             0         122,367,445
Stan Chapman                       320,216,045             0         122,367,445
Essa Mashni                        320,216,045             0         122,367,445

The only other matter voted upon at the Meeting was the ratification of the auditors, Henry L. Creel Co., Inc. 320,215,575 votes were cast FOR, 2 votes were cast AGAINST, 468 votes ABSTAINED, and 122,367,445 shares were not voted.

On August 12, 2003, by written consent, the Articles of Incorporation were amended to provide for an increase in the number of authorized common shares of the Company to 700 million. Holders of 212,583,480 shares consented to the action, which was more than half of the outstanding common shares.

ITEM 5. OTHER INFORMATION

During the third quarter of 2003, AuGRID dissolved its majority owned subsidiary, Summit Media Systems, LLC. Due to irreconcilable differences with one of its minority members, the company is considering its legal remedies.

On October 2, 2003, the Securities and Exchange Commission instituted public administrative and cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 ("Securities Act") and Sections 15(b) and 21C of the Securities Exchange Act of 1934 ("Exchange Act"), against the Company's former investment banker, Dan Rubin ("Rubin") and his firm, Rubin Investment Group, Inc. ("RIG"), and two companies unrelated to AuGRID. On October 3, 2003, the Company severed all relationships with Rubin and RIG. On October 7, 2003, the United States District Court, Eastern District of New York issued a subpoena to the Company requesting all documentation in the Company's possession regarding Rubin and RIG. The Company has complied with such subpoena and has cooperated with all governmental authorities in this matter.

ITEM 6. EXHIBITS

(a)   Exhibit 3.1 Amendment to Articles of Incorporation

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

                                        AuGRID Corporation


                                        By: /s/ M. J. SHAHEED
                                           -------------------------------------
                                           M. J. Shaheed President,
                                           Chief Executive Officer,
                                           Principal Executive Officer
                                           Date: November 13, 2003

By: /s/ STAN CHAPMAN
   --------------------------------
   Stan Chapman, Treasurer, CFO,
   Principal Accounting Officer
   Date: November 13, 2003