Form 10KSB
period 2003-12-31
AUGRID CORP
filed 2004-04-14
CIK 1101752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003
                                            or
[  ]     Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period from _________ to _________

                                    000-28661
                              (Commission File No.)

                               AUGRID CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                     Nevada                                    34-1878390
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization                             Identification No.)

        10777 Westheimer Road, Suite 1040                       77042
                 Houston, Texas                              (Zip Code)
    (Address of principal executive offices)

         Issuer's Telephone Number, including area code: (713) 532-2000

                    Securities registered under Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      None

                    Securities registered under Section 12(g)
                     of the Securities Exchange Act of 1934:

                    Common Stock, $0.001 par value per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [] No [X]


Issuer's revenues for its most recent fiscal year were $ 111,229.00.

As of April 8, 2004, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $.007

As of April 1, 2004, there were 634,510,898 shares of issuer's common stock outstanding.


Documents Incorporated by Reference: Portions of the issuer's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 9, 10, 11, 12 and 14 of this report.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Introductory Comment

         Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "AuGRID" and "our company" refer to AuGRID Corporation, a Nevada corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiaries, Optipure, LLC, Alysium Corporation, and Codestar.

Forward Looking Statements

         In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "believe," "may," "should," "expect," "anticipate," "plan", "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors that include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Market Price of Our Stock" and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Additional Information

         We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the Securities and Exchange Commission, we file reports, proxy statements and other information. The public may obtain information on the operation of the from the Public Reference Room by calling the Commission at 1800-SEC-0330. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov.

         You may find us on the Web at www.augridcorp.com. We do not intend to incorporate by reference any information contained on our website into this Form 10-KSB, and you should not consider information contained on our website as part of this Form 10-KSB.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

         AuGRID Corporation operates within three business segments:

         o designing, marketing and distributing consumer electronics, principally in plasma televisions;

         o development and marketing of nanotechnology-based products, including thermocouples and armor plating;

         o development and marketing of security-based systems utilizing Radio Frequency Identification (RFID)-technology

         Through our wholly-owned subsidiary, OptiPure LLC, a Nevada limited liability corporation, we design, market and distribute high-end consumer electronics We formed OptiPure in July 2003 to establish distribution channels for innovative electronic devices as well as our future Field Emission Display
(FED) technology. Our goal is to become a provider in the high-end consumer electronics arena by fulfilling a need in the marketplace. We believe that through an array of highly original and technologically advanced product lines, OptiPure's electronic devices address the niche market often ignored or over-looked by other manufacturers and distribution companies, high-end consumer electronics, specialty motor-coach and the marine industry. OptiPure is a limited distributed product line manufactured by third party suppliers in Taiwan, Hong Kong and Korea according to AuGRID's strict specifications, and will be sold only through selected authorized dealers and distributors.

         Alysium Corporation, also a wholly-owned subsidiary of AuGRID, is a manufacturing concern specializing in the fields of thermalcouple advancement, nanotechnology and armor plating. Alysium is a diversified manufacturer and distributor. Currently, Alysium is manufacturing and delivering next generation thermocouples, distributing specialty sensors, drives and motors while continuing the advancement and testing of its armor plating.

         Our executive offices are located at 10777 Westheimer Rd. - Suite 1040, Houston, Texas 77042, and our telephone number is (713) 532.2000. We also lease and maintain an 8,000-square foot manufacturing facility with a state of the art ISO Clean Room at 3636 Dime Circle, Austin, Texas 78744 for our wholly owned subsidiary, Alysium Corporation.

Our History

         We were originally formed under the name Ironwood Ventures, Inc. on August 4, 1995. On April 2, 1998, following a change of control, we changed our name to AuGRID of Nevada, Inc. We effectively commenced operations on April 15, 1998. On July 26, 2002, we changed our name to AuGRID Corporation.

         AuGRID Corporation is a technology based company in the development stage. Historically our focus has been specifically on the research and development of Field Emission Display Technology (FED), for use in the development of a thin cathode ray tube flat panel display. Commencing in 1997 AuGRID obtained through a contractual agreement with Ceravision, a global exclusive licensing agreement with manufacturing rights. AuGRID made payments to the facility in excess of $1.3 million and to date has not obtained a viable operating FED prototype.

         We currently maintain the exclusive license to manufacture and market FED flat panel display products. We have no current manufacturing or sales operations utilizing our rights to such technology due to the laboratories inability to produce a viable prototype under the agreement.

         AuGRID has re-assessed, re-evaluated and redirected its focus from FED technology to the development and marketing of the products of its subsidiaries, OptiPure LLC and Alysium Corporation, to be discussed below.

Financial Information about Our Geographic and Business Segments

         We operate both domestically and internationally in three distinct business segments. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the two-year period ended December 31, 2003, and total assets as of December 31, 2003 and 2002, is provided in Note 1 to the Consolidated Financial Statements.


Our Strategy

         The key elements of our corporate strategy are as follows:

         Leverage our capabilities to expand our product offerings. We intend to leverage our engineering and design capabilities to continue to develop and evolve differentiated products and services that address both the current and future needs of consumers, government and businesses for smaller, lighter and more efficient equipment, and for innovative, value-added service offerings. The availability and ability to implement cross-over technology from our subsidiaries to advance our product lines is key to our strategy. This implementation should allow us to continue to provide leading edge technology to our products.

OptiPure LLC and Its Products

         OptiPure LLC, a Nevada limited liability corporation, was incorporated in July 2003 as an independent and wholly-owned distribution subsidiary of AuGRID Corporation. We believe that OptiPure's electronic devices address the needs and opportunities in the consumer electronics industry often ignored or over-looked by other manufacturers and distribution companies.

Optipure markets and distributes, high quality and specialty designed audio and video products. Our OptiPure product line will consist of seven display devices ranging from a 17" Wide Screen LCD TV/Monitor to a 60" Plasma TV/Monitor. We intend to expand our product line to several high performance electronics components and introduce a new line of display devices with integrated HDTV tuners some time before the fourth quarter of 2004.

         During the later part of fiscal year 2003 and through the first quarter of 2004, the product line specifically consisted of select display devices ranging from a 42" - 60" Wide Screen Plasma TV/Monitor.

         In early September 2003, a small production run arrived in the U.S. and samples of the products were shipped to distributors and dealers in the U.S. and abroad. Full distribution was scheduled to hit the U.S. in the second week of December 2003; however, firmware issues based on input and recommendations by AuGRID's dealers and distributors resulted in a thirty day delay in delivery. Because of this delay, we focused on the next level of plasma screens - the "G3". In [January 2004], we were the first in the U.S. to offer generation three ("G3") plasma glass on a consumer product.

         This was considered a strategic move by our distributors and dealers since all major manufacturers have already booked substantial amounts of G1 & G2 glass in their fall orders, thus resulting in the need to sell their current inventory before moving to the new technology. The new G3 glass, although having similar specifications to the G2 glass, offers a more natural color balance. Preliminary tests show the G3 to be more power efficient by being able to operate at a higher voltage with less current. We have initiated the development of product superiority by first developing firmware to correct issues plaguing the consumer electronics industry making it the most sophisticated GUI (generic user interface) in the market today.

         Further, research and development by our Alysium subsidiary has yielded proprietary intellectual property that should substantially advance the performance and life of the plasma glass substrate. This technological advancement should allow the screen to be easier on the eye during long viewing hours and sustain high quality picture enhancement.

         In January 2004, we displayed these new products at the International Consumer Electronics Show in Las Vegas, Nevada. This was a very successful showing for us resulting in the signing of representatives for Pennsylvania, Delaware, New Jersey, Maryland, Virginia, New York and Ohio, as well as international representation covering Latin America, Mexico, Australia, Easter Europe, the Middle East and Russia. In January 2004, our first full container of Optipure - 42" high definition / high contrast plasma monitors cleared customs and is currently being distributed to select dealers and representatives for sale into the marketplace. This is our first product employing our GUI and firmware soon to be standard in all of our products.

         Distribution/Manufacturing/Warranty/Development

         We believe that OptiPure's products address the needs and opportunities in the consumer electronics industry often ignored or over-looked by other manufacturers and distribution companies by offering enhanced performance and or functionality often desired by the Custom Electronics Design and Installation Association (CEDIA) members. Our OptiPure product line is sold exclusively through selected authorized dealers and distributors. Currently, our customer base consists of approximately 15 dealer and distributor accounts throughout the United States and abroad.

         Our OptiPure product line is manufactured by third party contract suppliers in Taiwan, Hong Kong and Korea. These supplies are manufactured according to AuGRID's strict specifications, and anticipate that the product line will be sold only through selected authorized dealers and distributors.

         Our OptiPure products come with a one year parts and labor warranty covering manufacturer's defects and workmanship. Through the existing 2004 warranty program Optipure will exercise a replacement product program for all of its display devices. All products that fail during the first year of operation will be exchanged for a new product - with any and all failed units being returned to the company's research and development for diagnostic analysis in order to attempt to correct any defects and failures from reoccurring in future products.

         In an ongoing effort to achieve market superiority the engineers of AuGRID's other subsidiary, Alysium Corporation, continue to develop proprietary technology that we intend to crossover to the Optipure product lines. It is through continued research and the development of crossover technology that encourages AuGRID's management to continue to evaluate the rebirth of FED technology and its components while attempting to establish distribution channels and revenues with OptiPure's current product lines.

Alysium Corporation

         Alysium Corporation, a Texas corporation, is a diversified industrial manufacturer and distributor with expertise in the areas of thermocouple manufacturing, armor plating and nano-particle development in the fields of aerospace, semiconductor, missile defense and other emerging military technologies.

         We acquired Alysium in August 2003 for 16 million shares of our common stock plus an additional 34 million shares of our common stock based on Alysium meeting specific performance goals -- 20 million shares when Alysium generates $1 million in gross profits and attainment of another 14 million shares when Alysium generates $10 million in gross sales. These figures are estimated and based on the current number of employees.

         In 2003, Alysium completed equipment purchases necessary to begin manufacturing of Alysium's Ultra High Accuracy Thermocouples. In November 2003, the manufacturing facility initiated production of AuGRID's product line of Ultra High Accuracy Thermocouples. Preliminary certified tests indicate these thermocouples are the most accurate thermal devices of its kind now entering the marketplace. Our customers benefit from a conditional guarantee, a practice not shared by our competitors. The guarantee is that Alysium thermocouples are constructed from highest quality materials utilizing our cleanroom environment and all thermocouple units are tested and certified according to ISO standards. Other areas where Alysium's engineering is present is in the ability to create complex geometries, thus permitting a greater freedom of design. Alysium's products harbor strength and durability three times that of industry standard, significantly reducing production and maintenance costs for our customers.

         Manufacturing

         Alysium's distribution arm is actively pursuing business relationships with a variety of manufacturing companies, offering motors, drives, sensors, bearings and many other temperature and motion control devices.

         Alysium is currently generating revenue from several areas, sales of thermocouples, distribution sales and engineering consulting. Our marketing team is now focusing on the integration of our core technologies into other markets and industries by integrating private label programs, new packaging, catalogs, pamphlets and ecommerce solutions to the website to accelerate growth.

         Simultaneously, Alysium is making progress on several research and development projects, including nano particle coating and armor plating. This is accentuated by the results of testing conducted by autonomous engineers outside the Alysium environment where our armor plate prototypes was subjected to the impact of a 7.62 mm by 51 mm standard issue NATO full metal jacket round, exceeded our initial expectations of engineering goals and computer modeling. These results have encouraged us to initiate patent filing procedures to protect our intellectual property. Alysium's goal is to provide small arms protective inserts (SAPI) and heavy armor to the Defense Department.

Codestar

         Codestar (R) (C) (TM), a Nevada Corporation and wholly owned subsidiary of AuGRID Corporation which was incorporated in November 2003. Codestar was established to launch a state-of-the-art security system program. Through contractual agreement, AuGRID engaged The Database Group, an Akron, Ohio-based company in the business of writing business custom software programs, to co-develop a program exclusive to a state-of-the-art integrated security system. The program, in both written and computerized generated presentation format was launched by AuGRID Corporation under the name CodeStar, a system that will utilize radio frequency identification ("RFID") devices linked by an integrated customized software program and specifically coordinated hardware. Codestar is inititally being introduced as a security solution for the aviation industry. As designed, we believe that Codestar will track both baggage and person at the curb, in the terminals and in the air. Each and every employee, passenger, service personnel and piece of luggage will be identified and assigned. In addition, the system allows for categorical separation between employees of the airport, city employees, service personnel based out of the airport and any additional staff on duty. Should an employee, passenger, guest of the airport or their luggage be in an area not associated with their job or itinerary, security personnel is alerted by the system automatically.

Research and Development

         AuGRID currently has a licensing agreement with CeraVision UK for the exclusive global distribution with manufacturing rights of the FED Technology. AuGRID believes that CeraVision has ceased U.S. operations and continues to operate solely in the U.K. The lack of communication, information and progress from CeraVision UK on its commitments with AuGRID has prompted the management to seek counsel for review of all documentation.

         AuGRID is also considering alternative technology-based solutions developing and acquiring diverse yet synonymous business units. While not abandoning the FED technology projects or the desire to bring it to market in several different forms, AuGRID is focusing on enhancing current product lines.

Our Intellectual Property

         Trademarks

         In 2003, we registered our name "Optipure" and our logo with the United States Patent and Trademark Office under two trademark filings. In 2003, we trademarked a stylized version of the phrase "Pure Sound, Pure Vision" in the United States in connection with our Optipure brand. Our trademarks have a ten-year term commencing on the registration date and are renewable for additional terms of ten years each, subject to compliance with certain filing requirements. In 2003, we registered the name "Codestar" and are currently in the process of registering our trademark with the United States Patent and Trademark Office under one trademark filing. In addition, AuGRID registered "Codestar" and our logo with the United States Patent and Trademark Office.

         Patents

         Alysium's scientific team currently has (2) two pending patents. These applications, US Patent Application #10/465729- International Patent Application #PCT/US2003/019479, are in the process of being assigned to AuGRID Corporation upon approval. The intellectual property under the proceeding covers the coating process of the glass on the plasma units.

         Know-how, trade secrets and other intellectual property protection

         In addition to the trademark protection described above and the pending patent applications, we will rely on trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position. It is our policy to require our directors, employees, consultants and parties to execute confidentiality agreements upon the commencement of the employment, consulting or collaborative relationships with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions resulting from work performed for us using our property or relating to our business and conceived or completed by the individual during employment are our exclusive property to the extent permitted by law.


Employees

         We have 12 full time employee(s) and no part-time employees. Our management team consists of a president/chief executive officer, executive vice president, chief financial officer and an executive vice president of communications/corporate secretary. There is no collective bargaining agreement in effect. We believe the relations with our employees are good.


Factors that May Affect Future Results and Market Price of Our Stock

         We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-KSB.

Factors Concerning Our Business

         We have incurred losses since our inception. We incurred net losses of $ 678,212 and $3,252,581 for the years ended December 31, 2002 and 2003. As of December 31, 2003, we had an accumulated deficit of approximately $ 8,677,053 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include product development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition.

         Our limited operating history and the rapidly evolving nature of our industry make it difficult to forecast our future results.

         Prior to 2003, our operations consisted primarily of research and development efforts. As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. In addition, any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. The markets for digital display devices, thermocouples, armor plating and security oriented software are rapidly evolving, and it is difficult to forecast the future growth rate, if any, or size of the market for our products. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would harm our operating results.

         Our business may be substantially hurt if we are unable to meet our future capital requirements.

         Our business strategy requires substantial capital to market and promote our product lines. We plan to implement our aggressive sales and marketing plan, provide for adequate working capital to meet the projected demand for our products and repay debt over the next twelve months. To do this, we will require approximately $15 million to meet our goals and advance our technologies, all of which we anticipate will come from offerings of our securities through several instruments.

         Any inability or delay in raising capital is likely to leave us with insufficient cash to meet the requirements of our aggressive budget and impede our ability to pursue our business plan. In addition, development opportunities and other contingencies may arise, which could require additional capital. Any inability to obtain required future financing would likely have a materially adverse effect on our business and could require that we significantly reduce or suspend our operations, seek a merger partner or sell some or substantially all of our assets. We presently have no arrangements or understandings with any prospective merger partner or prospective purchaser of our assets.

         If we issue additional stock to raise capital, your percentage ownership in us would be reduced. Additional financing may not be available when needed on terms acceptable to us or at all. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes.

         We depend substantially on our relationships with a small number of OEMs, and our failure to maintain or expand these relationships would reduce our revenue and gross profit or otherwise harm our business.

         Specific to Alysium Corporation, we anticipate that we will derive a substantial portion of our revenue from the sale of our products to the small number of OEM customers we currently serve. While in the long term a substantial portion of our revenue is projected to be from the thermocouple and defense market, we expect that our current OEM customers will continue to account for a consistent flow of revenue and a small portion of our gross profit for the foreseeable future. The loss of any of these customers, or a material decrease in revenue from these customers, would reduce our gross profit or otherwise harm our business.

         As a result of our dependency on a small number of OEMs, any problems those customers experience could harm our operating results. Some of the factors that affect the business of our OEM customers, all of which are beyond our control, include:

         o the competition these customers face and the market acceptance of their products;

         o the engineering, marketing and management capabilities of these customers and the technical challenges that they face in developing their products;

         o        the financial and other resources of these customers; and

         o new governmental regulations or changes in taxes or tariffs applicable to these customers.

The inability of our OEM customers to successfully address any of these risks could harm our business.

         We are dependent on our suppliers, and the inability of these suppliers to continue to deliver, or the refusal to deliver our products could significantly harm our business.

         We do not have agreements with any of our third party Asian suppliers requiring them to continue to manufacture our Optipure Products. In this competitive market alternative sources are available but may require up to 30 days-to-initiate delivery of our product lines. This delay would adversely affect our ability to meet promised demand for our products and harm our business.


         Competition in our industry is intense and is likely to continue to increase, which could result in price reductions, decreased customer orders, reduced product margins and loss of market share, any of which could harm our business.

         Our industry is competitive and we expect competition to intensify in the future. We have many primary competitors located in the United States and globally in the display and thermocouple industries. Additional competitors are likely to enter our industry in the future.

         Many of our current competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales and marketing resources and in some cases greater name recognition than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are in a better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, some of our current competitors and potential competitors have greater brand name recognition, a more extensive customer base, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer base and product offerings, or adopt aggressive pricing policies, to gain market share. Increased competition in the market may result in price reductions, decreased customer orders, reduced profit margins and loss of market share, any of which could harm our business.

         The market for our thermocouples and consumer electronics is constantly changing. If we do not respond to changes in a timely manner, the market for our products could decrease.

         The market for our products is characterized by rapidly changing trends and technological advancements, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technologies on a timely basis, hence our continued focus on research and development. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, the market for our products could decrease and our business will suffer.

         The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We may not be able to identify, develop, manufacture, market or support new or enhanced products on a timely basis, if at all. Furthermore, our new products may never gain market acceptance, and we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond to product announcements, technological changes or changes in industry standards would likely prevent our products from gaining market acceptance and harm our business.

         If we do not successfully establish strong brand identity in the markets we are currently serving, we may be unable to achieve widespread acceptance of our products.

         We believe that establishing and strengthening both of our subsidiaries' products is critical to achieving widespread acceptance of our future products and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the market with competing products. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality products and customer support. These activities are expensive and we may not generate a corresponding increase in customers or revenue to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract new customers and compete effectively.

         We rely on patents, trademarks, trade secrets and confidentiality agreements to protect our proprietary rights, which afford only limited protection.

         Our success depends upon our ability to protect our proprietary rights. We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements with our employees, customers, suppliers and others to establish and protect our proprietary rights. The protection of patentable inventions is important to our future opportunities. It is possible that:

         o our pending patent applications may not result in the issuance of patents;

         o we may not apply for or obtain effective patent protection in every country in which we do business;

         o our patents may not be broad enough to protect our proprietary rights;

         o any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from using the inventions claimed in those patents; and

         o current and future competitors may independently develop similar technology, duplicate our products or design new products in a way that circumvents our patents.

         Existing trademark and trade secret laws and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our products is difficult. Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue. Infringement claims and lawsuits would likely be expensive to resolve and would require management's time and resources and, therefore, could harm our business.

         Our success depends on retaining our key personnel, including M.J. Shaheed, our President and Chief Executive Officer, the loss of whom could disrupt our operations or otherwise harm our business.

         Our success depends on the continued contributions of our senior management, particularly M.J. Shaheed, our President and Chief Executive Officer, and other key engineering, sales and marketing and operations personnel. Competition for employees in our industry can be intense. We have employment agreements with three executives, but do not have key man life insurance policies covering any of our executives. In addition, all of the capital stock and options held by the members of our management are vested. There can be no assurance that we will retain our key employees or be able to hire replacements. Our loss of any key employee or an inability to replace lost key employees and add new key employees as we grow could disrupt our operations or otherwise harm our business.

         Our international sales will likely account for a significant amount of our revenue in the future, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

         Because we intend to sell our products worldwide, our business is subject to risks associated with doing business internationally. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. Our future results could be harmed by a variety of factors related to international operations, including:

         o        foreign currency exchange rate fluctuations;

         o        seasonal fluctuations in sales;

         o changes in a specific country's or region's political or economic condition, particularly in emerging markets;

         o unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

         o trade protection measures and import or export licensing requirements,

         o        potentially adverse tax consequences;

         o longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

         o difficulty in managing widespread sales, development and manufacturing operations; and

         o        less effective protection of intellectual property.

         In the future, some or all of our international revenue and expenses may be denominated in foreign currencies. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities. In addition, if we conduct sales in local currencies, we may engage in hedging activities, which may not be successful and could expose us to additional risks.

         Our business may continue to be affected by our substantial debt and restrictions under debt covenants.

         We have a significant amount of debt. Our debt service obligations could have material adverse consequences to our security holders. As of December 31, 2003, we have approximately $1.7 million of debt, including various accounts receivables and approximately $662,000 of secured debt owed to various parties including but not limited to; Blakemore, Meeker and Bowler, Brouse McDowell, LLP, James Coco, Just the Two of US, GATO Corp, Tom Paige and William Scala.

         The level of our indebtedness could have important consequences to us and our stockholders including, but not limited to, the following:

         o our ability to obtain additional financing in the future may be impaired;

         o a significant portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations;

         o we may be substantially more leveraged than certain of our competitors, which may place us at a competitive disadvantage; and

         o our substantial debt may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

         Our ability to make scheduled payments and comply with our debt covenants or to refinance our debt obligations will depend upon our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors which are beyond our control. Cash flow from operations and other capital resources may not be sufficient for payment of our debt in the future. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

         If we are unable to pay our debt, we may be required to take actions such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot predict whether any of these actions could be affected on satisfactory terms, if at all.

         We have implemented anti-takeover provisions that could discourage a third party from acquiring us and consequently decrease the market value of your investment.

         Our Certificate of Incorporation and bylaws contain provisions that may have the effect of delaying or preventing a change of control or changes in management that a stockholder might consider favorable. Our Certificate of Inception and bylaws, provide for a classified board of directors, allow our board to designate "blank check" preferred stock, and limit who may call special meetings of stockholders. These provisions may delay or impede a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in management could cause the market price of our common stock to decline.

         Future sales of common stock or senior securities could adversely affect our common stock price and dilute your interest.

         We may issue additional capital stock in future financing. If a trading market for our common stock were to develop, sales of substantial amounts of such shares of common stock or the availability of substantial amounts of such shares for sale could adversely affect prevailing market prices for our common stock.

         In addition, we could issue other series or classes of preferred stock having rights, preferences and powers senior to those of our common stock, including the right to receive dividends and preferences upon liquidation, dissolution or winding-up in excess of, or prior to, the rights of the holders of our common stock. This could reduce or eliminate the amounts that would otherwise have been available to pay dividends on the common stock.

         Because our executive officers' and directors' liabilities are limited, your rights against them in a civil lawsuit may be limited.

         We will indemnify any executive officer, director or former executive officer or director, and may indemnify any other officer or employee, to the full extent permitted by Nevada law. This could include indemnification for liabilities under securities laws enacted for stockholder protection, though the SEC thinks this indemnification is against public policy.

         M.J. Shaheed, our President and Chief Executive Officer, owns a significant portion of our outstanding common stock and his interests may be different from, and conflict with, your own.

         The interests of our management could conflict with the interests of our other stockholders. M.J. Shaheed, our President and Chief Executive Officer, beneficially owns approximately 5.9% of our outstanding common stock and 60% of our preferred stock convertible at a rate of 25 to 1 to common shares. Accordingly, Mr. Shaheed has the power to influence the election of our directors and the approval of actions for which the approval of our stockholders is required.

         We do not expect to pay dividends.

         We do not anticipate paying cash dividends in the foreseeable future. We presently intend to reinvest our cash back into the company rather than paying dividends to our common stockholders. As a result, your ability to realize any return on your investment in our common stock will likely result only from your sale of some or all of your shares.

         The issuance of additional shares of common stock, including shares issuable upon conversion of the outstanding notes and preferred stock and the exercise of outstanding options and warrants, will dilute the interests of our stockholders.

         As of April 1, 2004, we had 634,510,898 shares of our common stock outstanding. Our board has the ability, without further stockholder approval, to issue up to approximately 55,489,102 million additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing stockholders. Thus, the percentage of shares owned by all existing stockholders will be reduced proportionately as options and warrants are exercised and convertible notes are converted.

         Our board of directors, without seeking stockholder approval, may designate and issue up to 1,682,500 shares of preferred stock, and the sale of such shares may adversely impact the market price of shares of common stock.

         Our Certificate of Incorporation allows our board of directors to issue at any time without further stockholder approval up to 10,000,000 shares of preferred stock. Such shares may be issued and sold upon such terms and conditions as our board of directors may determine, including the amount of consideration for which the shares may be issued and sold in one or more series, and such voting rights, designations, preferences and other rights, qualifications, limitations and restrictions as our board of directors may determine.

         We have designated 10,000,000 shares of Series A Preferred Stock, the rights, privileges and preferences of which are described under "Description of Securities - Preferred Stock - Series A Preferred Stock". There are currently issued and outstanding 8,317,500 shares of Series A Preferred Stock. We may issue up to an additional 1,682,500 shares of Series A Preferred Stock in the future. No other shares of our preferred stock are designated outstanding as of the date of this document.

         Sales of a substantial number of shares of preferred stock, or the fact that our board of directors may determine the rights, privileges and preferences of one or more classes or series of preferred stock, may discourage a future acquisition of our company, including an acquisition in which you might otherwise receive a premium for your shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 2        DESCRIPTION OF PROPERTY

         Our headquarters are located at 10777 Westheimer Road - Suite 1040, Houston, Texas, in a high rise office building located in the Westchase Business District. Our offices are leased from Prentis Properties and is approximately 3800 square feet. The term of the lease is 60 months, commencing November 2003.

Our subsidiary, Alysium Corporation is located at 3636 Dime Circle, Austin, Texas, 78744, in a manufacturing district. The location leased from Riverside Properties and is approximately 8000 square feet of office, manufacturing and warehouse space. The term of the lease is 36 months. The manufacturing facility includes a 1600-square foot state-of-the-art ISO "CleanRoom" with amenities like pure gases, high purity de-ionized water, compressed air, chilled water systems and waste disposal support. This infrastructure will allow us to develop and manufacture products with the same resources as larger corporations without the added overhead.

ITEM  3       LEGAL PROCEEDINGS

         In November 2003, Francis Iaconis, through legal proceedings, attempted to acquire service of certified documentation to both AuGRID Corporation and its CEO and President, M.J. Shaheed. Inadvertently, knowledge of the service was acquired by an officer of the Company realizing Mr. Iaconis initiated legal proceedings against a non-existent Company (AuGRID Corporation of Nevada). The Company's legal counsel, Blakemore, Meeker and Bowler, LLP, has since accepted service on behalf of the Company, as well as Mr. Shaheed. The firm has filed against the allegations of defamation of character and non-payment of wages.

         In October 2003, the Company engaged the services of Baker & Hostetler, LLP to initiate legal proceedings and investigate the viability of the Company's Global Exclusive Licensing Agreement with Ceravision Limited, UK. To date, the process continues to be in the discovery phase.

         There are no other material pending legal proceedings to which AuGRID Corporation or its subsidiaries are a party to or of which any of their property is the subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2003.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol "AGRD.OB." The following table represents the range of the high and the low bid quotations, as reported by the OTCBB, for each fiscal quarter for the last two fiscal years ended December 31, 2002 and 2003. These quotations represent prices between dealers, may not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

  Fiscal Quarter Ended                  Low                      High
  --------------------                  ---                      ----

  April 31, 2002                      $ 0.004                   $ 0.01
  June 30, 2002                       $ 0.004                   $ 0.01
  September 30, 2002                  $ 0.05                    $ 0.18
  December  31, 2002                  $ 0.04                    $ 0.11


  April 31, 2003                      $ 0.011                   $ 0.012
  June 30, 2003                       $ 0.022                   $ 0.022
  September 30, 2003                  $ 0.01                    $ 0.01
  December 31, 2003                   $ 0.01                    $ 0.01


         On April 5, 2004, the closing price of our common stock was $0.008 and we had approximately 700 record owners of our common stock.

Dividends and Dividend Policy

      We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.


Recent Sales of Unregistered Securities

There were no issuances or sales of Company securities by the Company during 2003 that were not registered under the Securities Act.

Repurchase of Securities

         We did not repurchase any of our common stock during the fourth quarter of 2003.

ITEM 6.       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2003 and 2002 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

         When used in conjunction in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in "Business -- Factors that May Affect Future Results and Market Price of Our Stock."

Overview

Comparison of Fiscal 2003 to Fiscal 2002

         Net Sales. Net sales were $111,229 for fiscal 2003 as compared to $0.0 for the year ended 2002. Due to the nature of the Company's products, the Company's customers have historically tended to be large domestic retailers, and domestic and international distributors. The Company is dependent upon its ability to retain existing customers and obtain new customers as well as develop new product lines for these customers. The Company's failure to retain existing customers, obtain new customers or develop new product lines could significantly affect future sales and profitability of the Company. No customer accounted for 10% or more of the Company's net sales for fiscal 2003. As with many of the Company's customers, the timing and volume of activity can vary significantly from period to period. The loss of business from one or more principal customers or a change in the sales volume from a particular customer could have a material adverse effect on the Company's sales volume and profitability.

         Gross Profit. The Company had gross profits of $60,925 Due to the range of products that the Company sells, the product sales mix can produce variances in gross margins. Some markets in which the Company operates also yield lower gross margins than others.

         Historically, the Company has built infrastructure and added personnel on an as-needed basis, resulting in occasional changes in manufacturing and operating expenses that are disproportionate to changes in net sales. This policy has resulted in and may continue to result in variations in cost of sales and operating expenses as a percentage of sales from period to period

         Operating Expenses. Operating expenses increased $2,574,374, to $3,229,127 in fiscal 2003 as compared to $678,758 for the year ended 2002. Consulting services for acquisition and set up as well as initiating operations for both subsidiaries resulted in an increase in direct operating costs, salaries and overall consulting services.

         Income Tax Benefit (Expense). For fiscal 2003, the tax benefit was $3,252,581 due to a loss before income taxes for the period. For fiscal 2002, the tax benefit was $678,212 due to earnings before income taxes for the period.
 Deferred taxes of $3,252,581 and $678,212 are recorded as current and long-term assets, respectively, at December 31, 2003 due to the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and a net operating loss carryforward resulting from the net loss for fiscal 2003.

         Net Earnings (Loss). The increase in sales and gross profit and the increase in research and development expenses contributed to a net loss in fiscal 2003 of $3,252,581 or $0.01 per share - basic and diluted (based on 554,510,898 million shares outstanding), compared to net loss of $678,212 in fiscal 2002, or $0.01 per share - basic and diluted .

        Liquidity and Capital Resources. We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of Plasma Televisions and Thermocouples. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Augrid is seeking new investment capital to fund research and development and create new market opportunities. In order to fuel our growth in the market, we will need additional capital to further these development programs and augment our intellectual properties.

In late December 2003, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of AuGRID for 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. The aggregate dollar amount of all Puts in any thirty-day calendar period shall be up to a maximum of Three Hundred Thousand Dollars ($300,000) and specifically a maximum of Seventy Five Thousand ($75,000) per Put.

In January, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $150,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 100% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of Limelight in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 10% of the outstanding shares of common stock of AuGRID.

In the absence of outside financing, we believe that we have sufficient cash to operate for approximately one (1) month.

The Company believes that at least through fiscal 2004, assuming there are no unanticipated material adverse developments and no material decrease in revenues, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. The Company will benefit in fiscal 2004 from expense reductions through the reduction in the number of employees and other expenses undertaken in fiscal 2003. However, the Company's current sources of funds are not sufficient to provide the working capital for material growth, and it would be required to obtain additional debt or equity financing to support such growth. As of March 1, 2004, we continue to seek private accredited investors to purchase Augrid Corporation common stock. Currently, we are seeking up to $10 million in new investment funding.

Throughout 2003, management reassessed its current resource allocations and overhead costs. Management implemented several cost reduction programs including personnel reductions, work-week modifications and other cost restraint endeavors to achieve these goals. Personnel levels have been reduced. In early December 2003, management discontinued its modified compensation plan for full-time salaried employees as well as work-week reductions for other employees. Because of the workforce reductions and other cost containment policies, the Company continues to realize a reduction in monthly cash outlays via these cost reductions without impact to our current operations.

Our operations during the year ended December 31, 2003 were financed by development contracts and product sales, as well as from working capital reserves. During the year ended December 31, 2003, our operations required $3,252,581 more in cash than was generated. We have minimized research and development spending and increased sales, marketing and administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $8,195 from $0 from the balance at December 31, 2002. Augrid Corporation began several new development contacts in the fourth quarter, as noted throughout this Form 10-K, which we anticipate will increase receivables in future quarters. Fixed assets increased by $222,478 from $90,981 on December 31, 2002 balances.

         Other assets increased by $2,800 during 2003 from $21,341in 2002 as new deposits were made on leasing.

Current Liabilities increased by $35,216 to $314,524 in 2003. Long term notes were increased by $503,053 to $1,176,403 in December 2003

         The future unavailability or inadequacy of financing to meet future needs could force us to delay, modify, suspend or cease some or all aspects of our planned operations.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. Since future events and their effect cannot be determined with certainty, the actual results will inevitably differ from the estimates. Such differences could be material to the financial statements.

         Accounting Principles and Policies

         The Company's accounting policies are disclosed in Note 1 to the Company's Financial Statements for the fiscal year ended December 31, 2003. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles Assets. SFAS No. 142 changed the accounting for goodwill and certain intangibles from an amortization method to an impairment-only approach. Thus, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in past business combinations, ceased upon adoption of SFAS No. 142. Instead, goodwill and certain intangibles are now analyzed for impairment and written down and charged to operations only in periods in which the recorded goodwill and certain intangibles is more than its fair value. SFAS No. 142 became effective for the Company's fiscal year beginning December 1, 2002.

         The Company completed the transitional goodwill impairment test and recorded an impairment loss of $1,822,907 for the year ended December 31, 2001. In accordance with SFAS No. 142, the goodwill impairment loss is recognized as the effect of a change in accounting principle as of January 1, 2002. There was no goodwill amortization expense for the years ended December 31, 2002 and 2003.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment of assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 became effective as of January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure: An Amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal periods beginning after December 15, 2002. The Company continues to account for its fixed plan stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

         Except as described above, there have been no material changes to the Company's accounting policies during the year ended December 30, 2003. The more significant of the Company's accounting policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in establishing customer rebate and warranty accrued liabilities, and valuing accounts receivable, inventory and long-lived and deferred tax assets. Management has discussed the development and selection of these critical accounting policies.

Quantitative and Qualitative Disclosures About Market Risk

         The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material. As of December 31, 2003, the Company had cash and cash equivalents of $214,758 compared to $1,974 as of December 31, 2002. The Company's cash equivalents are generally commercial paper and money market accounts. The Company does not invest in derivative securities.

         The Company sells its products and purchases its inventory primarily in United States dollars, therefore its exposure to currency exchange rate fluctuations is not material. The Company does not engage in foreign currency hedging activities.

         The Company borrows from time to time from certain shareholders. Any borrowings are based on a 10% interest rate demand note. The Company is not a party to interest rate swaps or caps. The Company believes any increase or decrease in the interest rate on borrowings outstanding under the short term loans would not materially affect the results of operations of the Company.

Critical Accounting Policies

      A summary of significant accounting policies is included in Note 2 to the audited financial statements. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Revenue recognition

      We recognize revenue when product has been shipped from our facility or drop shipped from our manufacturing location. Revenues from installation or service sales are recognized when the services have been completed.

Inventory valuation

      Our inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation. At December 31, 2003, significantly all inventory on-hand was finished goods, which consists of motors and generators. Smaller parts and supplies are charged to expense when purchased.

   Accounting for patents and trademarks

      Our patents and trademarks are stated at cost. The recoverability of patents and trademarks is re-evaluated each year based upon management's expectations relating to the life of the technology and current competitive market conditions. As of December 31, 2003, we have an estimated $ 4900.00, related to our patents and trademarks. We are amortizing these costs over the life of respective patent or trademark.

   Stock-based compensation

      We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

ITEM  7. FINANCIAL STATEMENTS

         The financial statements required by this item are set forth on pages F-1 to F-6 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference to the Proxy Statement.

         We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide any person without charge, upon request, a copy of such code of ethics by mailing the request to the Company at 10777 Westheimer Rd. - Suite 1040, Houston, Texas 77042, Attention: Stan Chapman.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Proxy Statement and specific sections of the financial report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information required by this item is incorporated by reference to specific sections of the financial report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is incorporated by reference to specific sections of the financial report.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibits

Reports on Form 8-K

         Form 8-K was filed on April, 26, 2003 announcing a change in directors. Form 8-K was filed on August 6, 2003 announcing the resignation of one director.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this item is incorporated by reference to specific sections of the financial statements.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, AuGRID Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AuGRID Corporation


                  By  /s/ M.J. Shaheed
                      -------------------------------------------------------
                      President, Chief Executive Officer and Chairman of the Board (principal executive officer)

Date:  April _____, 2004

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                                DATE
---------                 -----                                                ----
/s/                       President, CEO and Chairman of the Board             April 13, 2004
M.J. Shaheed              (principal executive officer)

/s/                       Chief Financial Officer and Director                 April 13, 2004
Stan Chapman              (principal financial and accounting officer)

/s/                       Secretary and Director                               April 13, 2004
Mary F. Sloat-Horoszko

/s/                       Director                                             April 13, 2004
Essa Mashni

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                                     AUDITED
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                     DECEMBER 31, 2003 AND DECEMBER 31, 2002

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                              Financial Statements


                                TABLE OF CONTENTS


                                                                     PAGE NO.
                                                                     --------
Auditor's Report

Consolidated Balance Sheets as of December 30, 2003                    2 - 3

Consolidated Statements of Operations for the
          twelve month period ended  December 30, 2003                   4

Consolidated Statement of Retained Earnings
         for the twelve month period ended December 30, 2003             5

Consolidated Statement of Stockholders' Deficit for the
         twelve period ended December 30, 2003                           6

Notes to the Financial Statements -
         As of December 30, 2003                                       7 -11

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                         (216)491-0800 FAX (216)491-0803


To the Board of Directors and Stockholders of AUGRID CORPORATION

                          INDEPENDENT AUDITOR'S REPORT

We  have  audited  the  accompanying   consolidated  balance  sheets  of  AUGRID
CORPORATION (A Nevada corporation in the Development Stage) and subsidiaries as of December 31, 2003 and 2002, and the consolidated statements of operations , stockholders' deficit, and cash flows for the years then ended and the period from interception of the development stage (March 15, 1998) through December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AUGRID CORPORATION (A Nevada corporation in the Development Stage) and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and the period from the inception of the of the development stage (March 15, 1998) through December 31, 2003 , in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

March 1, 2004

                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                             As of December 30, 2003

                                     ASSETS

CURRENT ASSETS                                                    December 31          December 31
--------------                                                    -----------          -----------
                                                                     2003                 2002
                                                                     ----                 ----
    Cash                                                        $   214,758        $      1,974
    Accounts Receivables                                              8,195                  -0-
    Inventory                                                         5,414                  -0-
                                                                -----------       --------------

Total Current Assets                                                228,367               1,974

PROPERTY AND EQUIPMENT (Note 1)

    Machinery And Equipment                                         204,832              69,119
    Furniture And Fixtures                                           42,139               7,686
    Office Equipment                                                 66,488              14,176
                                                               ------------       -------------

         Total Property At Cost                                     313,459              90,981

    Less:  Accumulated Depreciation                              (   88,569)           ( 65,115)
                                                              --------------     ---------------

    Net Property and Equipment                                      224,890              25,866
                                                               ------------      --------------

OTHER ASSETS

    Deposits Building Construction                                   24,141              21,341
                                                                -----------      --------------

         Total Other Assets                                          24,141              21,341
                                                                -----------      --------------

TOTAL ASSETS                                                 $      477,398       $      49,181
                                                             ==============       =============

             See auditors report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                       Interim Consolidated Balance Sheets
                             As of December 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                             December 31,       December 31
                                                                    2003              2002
                                                               ------------       -------------
    Accounts Payable                                             $   86,844      $       65,558
    Accounts Payable to Related Parties(Note 3)                     227,680             213,750
                                                               -------------       -------------
         Total Current Liabilities                                  314,524             279,308

LONG-TERM DEBT

    Notes Payable to Stockholders (Note 7)                        1,176,403             673,350
                                                              -------------       -------------
            Long-Term Debt                                        1,176,403             673,350
                                                              -------------       -------------
    Total Liabilities                                             1,490,927             952,658
                                                              -------------        ------------

STOCKHOLDERS' EQUITY

     Preferred Stock $ 0.001 par value
     10,000,000 shares authorized and 8,317,500
     shares issued and outstanding                                    8,318                 318
     Common stock- with $0.001 par value
     700,000,000 shares
      Authorized; Shares outstanding:
    December 30, 2003 - 554,510,898 shares                          554,510              13,217
    Additional paid in capital                                    7,100,695           4,517,459
    Deficit accumulated during
    the development stage                                        (8,677,053)        ( 5,434,471)
                                                               -------------       -------------

         Total Stockholders' Equity (Deficit)                  (  1,013,529)        (   903,477)
                                                               -------------       -------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                       $    477,398        $     49,181
                                                               ============        ============

             See auditors report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                  Interim Consolidated Statements of Operations
                     For the Period Ended December 30, 2003

                                                                                             Cumulative
                                                                                               From the
                                                                                            Inception to
                                                                                              Dec. 31,
Revenue                                          2003                     2002                   2003
                                             --------------         ---------------         -------------
    Net Sales (Note 1)                             111,229                      -0-              111,753

Cost and Expenses
     Write -Off License
     Agreement (Note 1H)                                -0-                     -0-            1,262,908
     Cost Of Goods Sold                             50,304                      -0-               50,304

General and Administrative                       3,290,052                 654,753             6,442,316
Income (Loss) Before Depreciation             (  3,229,127)           (    654,758)           (7,664,775)

    Amortization                                        -0-                     -0-          (   527,306)

    Depreciation                              (     23,454)         (       23,454)         (     88,569)
                                             --------------         ---------------         -------------

Income (Loss) Before Income Taxes            (   3,252,581)           (    678,212)            (8,260,650)

Provision for Income Taxes (Note 2)                     -0-                     -0-                    -0-
                                             --------------         ---------------         -------------

       Net Income (Loss)                     $(  3,252,581)          $(    678,212)           $(8,260,650)
                                             ==============          ==============           ============

    Basic and Diluted                                 (.01)                   (.01)                  (.01)
     Loss Per Share

             See auditors report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

             Interim Consolidated Statement of Stockholders' Deficit
                             As of December 30, 2003

                           Shares of       Addit.         Accum            Accum
                                           Common         Common           Paid in        Prior to        After
                                           Stock          Stock            Capital        March 18        March 18Total
                                           -----          -----            -------        --------        -------------
Balance at
 March 8, 1998                                                             (429,352)                       (429,352)

Balance at
December 31, 1998          46,629,414      46,629         1,473,469                     (   429,352)      1,520,098
Net Loss                                                                                (   590,366)        500,380

Balance at
December 31, 1999          49,889,348      50,207         1,945,304                      (1,019,718)        975,475
Net Loss                                                                                (   675,719)        300,074

Balance at
December 31, 2000          58,268,469      58,586         3,653,639                      (1,695,437)      2,016,470
Net Loss                                                                                 (1,171,377)        845,411

Balance at
December 31, 2001          64,364,720      64,683         3,861,286                      (2,866,814)      1,058,837
Net Loss                                                                                 (1,889,445)     (  840,280)

Reverse Split
50 to 1 (51,147,907)

Balance at
December 31, 2002          13,216,813      13,535         4,517,459                      (4,756,259)        225,265
Net Loss                                                                                (   678,212)       (903,477)

Balance at
December 30, 2003         554,510,898     554,828         7,276,377                      (5,434,471)     (2,396,734)
Net Loss                                                                                  3,252,581)

             See auditors report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                             As of December 31, 2003

                                                                             December 31
                                                                           ---------------
                                                            2003                2002                 2003
                                                        -------------       -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                   $(3,252,581)        $ ( 678,212)       $ (8,260,650)
  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                            23,454              23,454             619,875

Changes in Operating Assets and Liabilities Net:

      Loss on Write off Other Assets                               -0-                 -0-          1,127,959
      Increase(Decrease) in Accounts
      Payable Related Parties                                  13,930             (86,000)            227,680
(Increase)Decrease in  Acct. Receivables                       (8,195)                 -0-            ( 8,195)
      Increase in Accounts Payables                            21,286               1,613              77,748
                                                        -------------       -------------        ------------
      Net Cash (Used) by Operating Activities              (3,202,106)          ( 739,145)       (  6,215,583)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in Deposits-Building Construction                (     2,800)                 -0-          (  24,141)
      Increase in Inventories                             (     5,414)                 -0-         (    5,414)
      Increase in Licensing Agreement                              -0-                 -0-        ( 1,423,542)
      Purchase of Property and Equipment                    ( 222,478)                 -0-       (    277,327)
                                                         -------------       -------------       -------------
      Net Cash Used in Investing Activities                 ( 230,692)                 -0-        ( 1,730,424)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Common Stock Issuance                   3,142,259             613,976           6,587,219
      Proceeds from Notes Payable- to Stockholders            503,053             119,650           1,176,403
                                                          -----------       -------------           ---------
      Net Cash Provided by Financing Activities             3,645,582             733,626           7,763,622
                                                          -----------       -------------           ---------

Increase ( Decrease) in Cash and Cash Equivalents             212,784        (      5,519)            182,385

Cash and Cash Equivalents at Beginning of Year                  1,974               7,493              32,373
                                                        -------------        ------------        ------------

Cash and Cash Equivalents at End of Year                 $    214,758         $     1,974          $  214,758
                                                         ============         ===========          ==========

             See auditors report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                             As of December 31, 2003


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

      C.    Property and Equipment

      All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                                    Years
                                                                    -----
                  Machinery and Equipment         $   69,119         10
                  Furniture and Fixtures              15,562         10
                  Office Equipment                    66,488         10
                                                ------------
                  Total Property & Equipment     $   151,169
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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                             As of December 31, 2003

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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          Notes to Financial Statements
                             As of December 31, 2003

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

      I.    Principals of Consolidation

            Summit Media LLC

            Effective October 31, 2002, the company acquired 51% of Summit Media, LLC It will be used as a distribution chain for it products . The acquisition was accounted under the purchase method of accounting. As part of the agreement Augrid Corporation will not be obligated to pay any additional amounts in 2003 or 2004 based on the agreement. Due to management approval Summit Media LLc is no longer in existence.

            Alysium Corporation

            Effective August 15, 2003 the company acquired 100% ownership of Alysium Corporation. The acquisition was aquired under the purchase method of accounting. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the company interest. Changes in the Companys proportionate share of the subsidiary equity resulting from the additional equity transaction in the consolidation with no gain recognition due to the development stage of the subsidiaries and uncertainty regarding the Companys ability to continue as a going concern.

      J.    Net Income Per Common Share

            Basic net income per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003

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

Note 3 Accounts Payable to Related Parties

            The company enter into consulting agreements with Stockholders, the company has violated its agreements by being delinquent in its payment to these Stockholders. At December 30, 2003 the company owed these related parties (Stockholders) the following amounts $100,000, and $120,000 totaling $220,750.These amounts relates to unpaid consulting fees and cash advance to company made by stockholders not repaid. All amounts due on demand with no interest.

Note 4 Income Taxes

            There was no provision for Federal Income tax during 2003 or 2002 because of an unexpired net operating loss carry forward.

                                                                              Carryforward
                  Year Ended                        Amount                  Available to Year
                  ----------                        ------                  -----------------
                  December 31, 1998              1,019,718                        2013
                  December 31, 1999                675,719                        2014
                  December 31, 2000              1,171,377                        2015
                  December 31, 2001              1,889,445                        2016
                  December 31, 2002                678,212                        2017
                  December 30, 2003              3,252,581                        2018

            The Company has a net operating loss carryforward of $8,260,630 which expires, if unused, in the years 2013 to 2018. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2002 and 2003.

                                                            2002          2003
                                                            ----          ----
       Income tax benefit at the statutory rate (34%) 678,212 3,252,581 Change in valuation allowance
       State tax, net of federal benefit
       Non included items
       Provision for income taxes                              0             0
                                                        ========    ==========

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                             As of December 31, 2003


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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                      (A Nevada Development Stage Company)

                          Notes to Financial Statements
                             As of December 31, 2003

Note 6 Net Loss Per Share

            The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)


            The following table presents the calculation.

                      Net Loss                                  $    3,252,581

                  Basic:
                      Weighted average share of
                      Common stock outstanding                     554,510,898
                                                                --------------
                      Basic net loss per share                           ( .01 )
                  Pro forma :
                      Shares used above                            554,510,898
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                  8,317,500
                                                                --------------
                      Shares used in computing pro forma
                         Basic net loss per share                  554,828,298
                                                                --------------
                      Pro forma basic net loss per share                 ( .01 )

Note 7 Notes Payable to Stockholders

            Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 1,176,403.

                  Notes Payable to Stockholders- Long Term        $    1,176,403

Note 8 Reclassification

            Certain balances have been reclassified in the 2001 and from inception to March 31, 2003 consolidated financial statements to conform to the 2003 presentation.

Note 9 Commitments

            Employment Agreements - The Company has entered into employment agreements that extend to December 31, 2008 with three officers. The employment agreements set forth annual compensation to its officers of between $225,000 and $175,000 each. Compensation is adjusted annually based on the cost of living index plus seven percent per annum base increase; plus an eight and one-half percent bonus of net pretax income exclusive of the 401(k)/profit-sharing contribution.

      Exhibit 23 - Consent of Certified Public Accountants

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


          Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
           Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

I, M. J. Shaheed, President and Chief Executive Officer of AuGRID Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

- the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
      Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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


          Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
           Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

I, Stan Chapman, Treasurer of AuGRID Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

- the Company's Quarterly Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
      Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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


                                  AuGRID Corporation


                                   By:/S/ M. J. SHAHEED
                                   ----------------------------------
                                   M. J. Shaheed President, Chief Executive
                                   Officer and Chairman Date: April 13, 2004