Form 10QSB
period 2004-03-31
AUGRID CORP
filed 2004-05-24
CIK 1101752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2004

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

                        10777 Westheimer Rd - Suite 1040
                              Houston, Texas 77042
                    (Address of principal executive offices)

                                 (713)532-2000
              (Registrant's telephone number, including area code)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 11, 2004, there were 634,510,898 shares of the Registrant's Common Stock, par value $0.001 issued and outstanding.

                               AuGRID CORPORATION
               MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements..............................Page 5
Item 2.      Management's Plan of Operation....................Page 20
Item 3.      Controls and Procedures...........................Page 23


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................Page 23
Item 2. Risk Factors/Other Information...................................Page 23
Item 3. Changes in Securities and Use of Proceeds........................Page 31
Item 4. Defaults Upon Senior Securities..................................Page 31
Item 5. Submission of Matters to a Vote of Security Holders..............Page 32
Item 6. Exhibits and Reports on Form 8-K.................................Page 32

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


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-QSB. Any statements about our beliefs, plans, objectives, expectations, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely", "are expected to", "should", "is anticipated", "estimated", "intends", "plans", "projection" and "outlook". Any forward-looking statements are qualified in their entirety by reference to various factors discussed throughout this Quarterly Report and discussed from time to time in our filings with the Securities and Exchange Commission. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

-    the need for additional financing
-    the potential risk of delay in implementing our business plan; and
-    the market for products.

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

                                      PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                              Financial Statements


                                TABLE OF CONTENTS




                                                                   PAGE NO.

Review Report

Consolidated Balance Sheets as of March 31, 2004                    2 - 3

Consolidated Statements of Operations for the
          three month period ended  March 31, 2004                    4

Consolidated Statement of Retained Earnings
         for the three month period ended March 31, 2004              5

Consolidated Statement of Stockholders' Deficit for the
         three month period ended March 31, 2004                      6

Notes to the Financial Statements -
         As of March 31, 2004                                       7 -11

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                         (216)491-0800 FAX (216)491-0803


To the Board of Directors and Stockholders of AUGRID CORPORATION



                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of AuGRID CORPORATION as of March 31, 2004, and the related statement of income, retained earnings and cash flows for the three months ended March 31, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID CORPORATION.

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





Henry L Creel Co., Inc
Cleveland, Ohio

May 5, 2004




                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                   As of March 31, 2004 and December 31, 2003


                                     ASSETS

CURRENT ASSETS                                March 31            December 31
--------------                                -------            -----------
                                               2004                 2003
                                               ----                 ----
    Cash                                      $   10,839         $   214,758
    Accounts Receivables                         104,445               8,195
    Inventory                                    135,307               5,414
                                              ----------         -----------
Total Current Assets                             250,591             228,367

PROPERTY AND EQUIPMENT (Note 1)

    Machinery And Equipment                      204,832             204,832
    Furniture And Fixtures                        42,139              42,139
    Office Equipment                              66,488              66,488
                                              ----------         -----------

         Total Property At Cost                  313,459             313,459

    Less:  Accumulated Depreciation             ( 88,569)           ( 88,569)
                                              -----------        ------------

    Net Property and Equipment                   224,890             224,890
                                              ----------         -----------

OTHER ASSETS

    Deposits Building Construction                24,141              24,141
                                              ----------         -----------

         Total Other Assets                       24,141              24,141
                                              ----------         -----------


TOTAL ASSETS                                  $  499,622         $   477,398
                                              ==========         ===========


              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                       Interim Consolidated Balance Sheets
                   As of March 31, 2004 and December 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                   March 31,     December 31
-------------------                                     2004           2003
                                                        ----           ----

    Accounts Payable                               $   305,780      $    86,844
    Accounts Payable to Related Parties(Note 3)        227,680          227,680
                                                   -----------      -----------
       Total Current Liabilities                       533,460          314,524

LONG-TERM DEBT

    Notes Payable to Stockholders (Note 7)           1,394,483        1,176,403
                                                   -----------      -----------
    Long-Term Debt                                   1,394,483        1,176,403
                                                   -----------      -----------
    Total Liabilities                                1,927,943        1,490,927
                                                   -----------      -----------

STOCKHOLDERS' EQUITY

     Preferred Stock $ 0.001 par value
     10,000,000 shares authorized and
      8,317,500 shares issued and outstanding            8,318            8,318

     Common stock- with $0.001 par value
     700,000,000 shares
      Authorized; Shares outstanding:

    March 31, 2004 - 659,510,898 shares                659,510          554,510
    Additional paid in capital                       7,150,695        7,100,695
    Deficit accumulated during
    the development stage                           (9,256,254)      (8,677,053)
                                                   ------------     ------------

       Total Stockholders' Equity (Deficit)         (1,437,731)      (1,013,529)
                                                   ------------     ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                           $   499,622      $   477,398
                                                   ===========      ===========


              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                  Interim Consolidated Statements of Operations
             For the Period Ended March 31, 2004 and March 31, 2003


                                                                                      Cumulative
                                                                                        From the
                                                                                      Inception to
                                                 March 31,          March 31,           March 31,
Revenue                                            2004               2003                2004
                                                   ----               ----                ----
    Net Sales (Note 1)                             154,144                -0-              265,897

Cost and Expenses

    Write -Off License
     Agreement (Note 1H)                               -0-                -0-            1,262,908
     Cost Of Goods Sold                             86,994                -0-              137,298
General and Administrative                         596,532            170,944            7,038,848
Income (Loss) Before Depreciation                 (529,202)          (170,944)          (8,193,977)

    Amortization                                       -0-                -0-             (527,306)

    Depreciation                                       -0-                -0-              (88,569)
                                               ------------       ------------         ------------

Income (Loss) Before Income Taxes                 (529,202)          (170,944)          (8,789,852)

Provision for Income Taxes (Note 2)                    -0-                 -0-                 -0-
                                               ------------       ------------         ------------

       Net Income (Loss)                       $  (529,202)       $  (170,944)         $(8,789,852)
                                               ============       ============         ============

    Basic and Diluted                                 (.01)              (.01)                (.01)
     Loss Per Share


              See review report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

             Interim Consolidated Statement of Stockholders' Deficit
                              As of March 31, 2004


                           Shares of       Addit.           Accum            Accum                          After
                                           Common           Common           Paid in        Prior to        March 18
                                           Stock            Stock            Capital        March 18        Total
                                           -----            -----            -------        --------        -----------
Balance at
March 8, 1998                                                               (429,352)                        (429,352)

Balance at
December 31, 1998         46,629,414       46,629         1,473,469                         (429,352)       1,520,098
Net Loss                                                                                    (590,366)         500,380

Balance at
December 31, 1999         49,889,348       50,207         1,945,304                       (1,019,718)         975,475
Net Loss                                                                                    (675,719)         300,074

Balance at
December 31, 2000         58,268,469       58,586         3,653,639                       (1,695,437)       2,016,470
Net Loss                                                                                  (1,171,377)         845,411

Balance at
December 31, 2001         64,364,720       64,683         3,861,286                       (2,866,814)       1,058,837
Net Loss                                                                                  (1,889,445)        (840,280)

Reverse Split
50 to 1  (51,147,907)

Balance at
December 31, 2002         13,216,813       13,535         4,517,459                       (4,756,259)        (225,265)
Net Loss                                                                                    (678,212)        (903,477)

Balance at
December 31, 2003        554,510,898      554,828         7,276,377                       (5,434,471 )     (2,416,734)
Net Loss                                                                                  (3,252,582)      (1,013,529)

Balance at
March 31, 2004           659,510,898      667,828         7,150,695                       (8,687,053)        (877,940)
Net Loss                                                                                    (579,202)      (1,437,731)


      See auditors report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                              As of March 31, 2004


                                                                                                 Inception Thru
                                                              March 31           March 31           March 31
                                                                2004               2003               2003
                                                                ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                    $ (579,202)        $  (170,944)        $(8,839,852)
  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation and Amortization                               -0-                 -0-             619,875

Changes in Operating Assets and Liabilities Net:

      Loss on Write off Other Assets                              -0-                 -0-           1,127,959
      Increase(Decrease) in Accounts
      Payable Related Parties                                     -0-             139,250             227,680
(Increase)Decrease in  Acct. Receivables                      (96,250)                -0-            (104,445)
      Increase in Accounts Payables                           228,348                 750             306,096
                                                           -----------        ------------        ------------
      Net Cash (Used) by Operating Activities                (447,104)            (90,944)         (6,662,687)

CASH FLOWS FROM INVESTING ACTIVITIES

        Increase in Deposits-Building Construction                -0-                 -0-             (24,141)
      Increase in Inventories                                (129,893)                -0-            (135,307)
      Increase in Licensing Agreement                             -0-                 -0-          (1,423,542)
      Purchase of Property and Equipment                          -0-                 -0-            (277,327)
                                                           ------------       ------------        ------------
      Net Cash Used in Investing Activities                  (129,893)                -0-          (1,860,317)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Common Stock Issuance                     154,998              22,000           6,742,217
      Proceeds from Notes Payable- to Stockholders            218,080                 -0-           1,394,483
                                                           -----------        ------------        ------------
      Net Cash Provided by Financing Activities               373,078              22,000           8,136,700
                                                           -----------        ------------        ------------

Increase ( Decrease) in Cash and Cash Equivalents            (203,919)               (205)             21,534

Cash and Cash Equivalents at Beginning of Year                214,758               2,179              32,373
                                                           -----------        ------------        ------------

Cash and Cash Equivalents at End of Year                   $   10,839         $     1,974         $    10,839
                                                           ===========        ============        ============



              See review report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                              As of March 31, 2004

Note 1     Organization and Summary of Significant Accounting Policies

           A.  Organization

           AuGRID CORPORATION, whose name was changed from Augrid of Nevada, Inc on August 17, 2002 formed under the laws of the State of Nevada. It is a development stage company whose primary business is a technology development firm specializing in Thin Cathode Ray Tube (TCRT) technology. The Company currently has limited operating income and, in accordance with SFAS #7 is considered a development company.

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

           C.  Property and Equipment

           All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                                         Years
                                                                         -----
                  Machinery and Equipment                  $    69,119     10
                  Furniture and Fixtures                        15,562     10
                  Office Equipment                              66,488     10
                                                           -----------
                  Total Property & Equipment               $   151,169
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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                              As of March 31, 2004

Note 1     Organization and Summary of Significant Accounting Policies
           (Continued)

           E.  Going Concern

           The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, The Company has just began to produce sales. Without realization of profits or additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable continue as a concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

           G.  Revenue Recognition

           The Company has a limited amount of revenue.

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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                              As of March 31, 2004

Note 1     Organization and Summary of Significant Accounting Policies
           (Continued)

           H. Impairment of Long-Lived Assets & Long - Lived Assets to Be Disposed Of (Cont)

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

           I. Principals of Consolidation

           Summit Media LLC
           Effective October 31, 2002, the Company acquired 51% of Summit Media, LLC. We intended it would be used as a distribution chain for it products. The acquisition was accounted under the purchase method of accounting. As part of the agreement, AuGrid Corporation will not be obligated to pay any additional amounts in 2003 or 2004. As a result of our management discussions, Summit Media LLc is no longer in existence.

           Alysium Corporation
           Effective August 15, 2003 the Company acquired 100% ownership of Alysium Corporation. The acquisition was aquired under the purchase method of accounting. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest. Changes in the company's proportionate share of the subsidiary equity resulting from the additional equity transaction in the consolidation with no gain recognition due to the development stage of the subsidiaries and uncertainty regarding the Companys ability to continue as a going concern.

           J. Net Income Per Common Share

           Basic net income per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES
                          Notes to Financial Statements
                              As of March 31, 2004

Note 2     Licensing Agreement

           The Company entered into agreement with Ceravision Limited. Ceravision has developed and is developing certain technology relating to ceramic-based field emission flat screen displays and hold certain patent applications and other intellectual property rights in relations to such technology and in relation to manufacturing processes and equipment to produce and sell such displays and components for incorporation into such displays. The cost incurred in relation to this licensing agreement is capitalized. The cost is amortized over a period of 5 years.

Note 3     Accounts Payable to Related Parties

           The Company entered into consulting agreements with certain Stockholders. The Company has violated its agreements by being delinquent in its payment to these stockholders. At December 31, 2003 the Company owed these related parties $107,680, and $120,000 totaling $227,680.These amounts relates to unpaid consulting fees and cash advances to the Company made by stockholders. All amounts due on demand with no interest.

Note 4     Income Taxes

           There was no provision for Federal Income tax during the first quarter of 2004 or year of 2003 because of an unexpired net operating loss carry forward.

                                                         Carryforward
           Year Ended                     Amount       Available to Year
           ----------                     ------       -----------------
           December 31, 1998           1,019,718              2013
           December 31, 1999             675,719              2014
           December 31, 2000           1,171,377              2015
           December 31, 2001           1,889,445              2016
           December 31, 2002             678,212              2017
           December 31, 2003           3,252,581              2018
           March 31, 2004                579,202              2019

           The Company has a net operating loss carry forward of $9,256,254 which expires, if unused, in the years 2013 to 2019. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2003 and 2004.


                                                     2003            2004
                                                     ----            ----

Income tax benefit at the statutory rate (34%)    3,252,581        579,202
Change in valuation allowance State tax,
net of federal benefit Non included items
Provision for income taxes                                0              0
                                                 ==========        =======

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

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

           On August 17, 2002 at the company's annual shareholders meeting the Company changed its name to AuGRID Corporation and approved a 50 to 1 reverse split.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES


                          Notes to Financial Statements
                             As of December 31, 2003



Note 6     Net Loss Per Share

           The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128) The following table presents the calculation.

              Net Loss                                        $     579,201
           Basic:
              Weighted average share of
              Common stock outstanding                          659,510,898
                                                              -------------
              Basic net loss per share                                     (.01)
           Pro forma :
              Shares used above                                 659,510,898
              Pro forma adjusted to reflect
              Weighted affect of assumed
              Conversion of preferred stock                       8,317,500
                                                              -------------
              Shares used in computing pro forma
                 Basic net loss per share                       667,828,398
                                                              -------------
              Pro forma basic net loss per share                           (.01)


Note 7     Notes Payable to Stockholders

           Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 1,176,403 and additional notes in total of $ 218,080. The company is currently is in default of these notes.

           Notes Payable to Stockholders- Long Term           $   1,394,483

Note 8     Reclassification

           Certain balances have been reclassified in the 2001 and from inception to March 31, 2003 consolidated financial statements to conform to the 2003 presentation.

Note 9     Commitments

           Employment Agreements - The Company has entered into employment agreements on December 31, 2003 that extend to December 31, 2008 with three officers. The employment agreements set forth annual compensation to its officers of between $225,000 and $175,000 each. Compensation is adjusted annually based on the cost of living index plus seven percent per annum base increase.

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

         Through our wholly-owned subsidiary, OptiPure LLC, a Nevada limited liability corporation, we design, market and distribute high-end consumer electronics. We formed OptiPure in July 2003 to establish distribution channels for innovative electronic devices as well as our future Field Emission Display
(FED) technology. Our goal is to become a provider in the high-end consumer electronics arena by fulfilling a need in the marketplace. We believe that through an array of highly original and technologically advanced product lines, OptiPure's electronic devices address the niche market often ignored or over-looked by other manufacturers and distribution companies, high-end consumer electronics, specialty motor-coach and the marine industry. OptiPure is a limited distributed product line manufactured by third party suppliers in Taiwan, Hong Kong and Korea according to AuGRID's strict specifications, and is intended that it will be sold only through selected authorized dealers and distributors.

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


 Liquidity and Capital Resources.

 We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of Plasma

Televisions and Thermocouples. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Augrid is seeking new investment capital to fund research and development and create new market opportunities. In order to fund our growth in the market, we will need additional capital to further these development programs and augment our intellectual properties.

In late December 2003, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners will purchase shares of common stock of AuGRID for 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. The aggregate dollar amount of all Puts in any thirty-day calendar period is Three Hundred Thousand Dollars ($300,000) and specifically a maximum of Seventy Five Thousand ($75,000) per Put.
In January, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $150,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 100% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily-volume-weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture the holder cannot convert such debenture for a number of shares of common stock of AuGrid in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 9.997% of the outstanding shares of common stock of AuGRID.
In the absence of outside financing, we believe that we have sufficient cash to operate for approximately one (1) month. The Company should benefit in fiscal 2004 from expense reductions through the reduction in the number of employees and other expenses undertaken in fiscal 2003. However, the Company's current sources of funds are not sufficient to provide the working capital for material growth, and it would be required to obtain additional debt or equity financing to support such growth.

During first quarter 2004, management reassessed its current resource allocations and overhead costs. Management implemented several cost reduction programs including personnel reductions, work-week modifications and other cost restraint endeavors to achieve these goals. Personnel levels have been reduced. In early December 2003, management discontinued its modified compensation plan for full-time salaried employees as well as work-week reductions for other employees. Because of the workforce reductions and other cost containment policies, the Company continues to realize a reduction in monthly cash outlays via these cost reductions without impact to our current operations.

Our operations during the period ended March 31, 2004 were financed by development contracts and product sales, as well as from working capital reserves. During the period ended March 31, 2004, our operations required $529,202 more in cash than was generated. We have minimized research and development spending and increased sales, marketing and administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $96,250 from $8,195 from the balance at December 31, 2003. Augrid Corporation began several new development contacts in the fourth quarter, as noted throughout this Form 10-QSB, which we anticipate will increase receivables in future quarters. Fixed assets increased by $0 from $222,478 on December 31, 2003 balances.

       Other assets remained constant at $24,141 during 1st Quarter 2004.

Current Liabilities increased by $218,936 to $553,460 during the period ending March 31, 2004. Long term notes were increased by $218,080 to $1,1394,483 during 1st Quarter 2004

       We have no material commitments for capital expenditures. We do not believe that we have sufficient liquidity to meet all of our cash requirements for the next twelve months however, through cost reductions and increased marketing efforts together with additional proceeds from debentures and note agreements we believe we will offset a portion of our cash flow shortfall. A key element of our strategy is to evaluate opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. Any additional acquisitions may require additional capital, although there can be no assurances that any acquisitions will be completed. Also, we believe that additional funding will be necessary to expand our market share.

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

  ITEM 1.  LEGAL PROCEEDINGS

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

       During the first quarter of 2004, AuGRID responded by affidavit to the complaint that was filed by Francis J. Iaconis in November 2003 against AuGrid Corporation of Nevada and Muhammad J. Shaheed. The complaint is pending before the United States District Court, Northern District of Ohio, Eastern Division, Case No. 1:03CV2372. The merits of Mr. Iaconis' complaint will be contested by the company's legal counsel, Blakemore, Meeker & Bowler Co., L.P.A. It has recently come to the company's attention that service of process upon the company and Mr. Shaheed was insufficient and is presently in dispute. Further, Mr. Iaconis' complaint failed to sue the real party. The company and Mr. Shaheed take the position that they were not properly served. Therefore, as it stands, the company and Mr. Shaheed have been advised that the proceedings are procedurally defective.

       There are no other material pending legal proceedings to which AuGRID Corporation or its subsidiaries are a party to or of which any of their property is the subject.

ITEM 2.  RISK FACTORS AND OTHER INFORMATION

Factors that May Affect Future Results and Market Price of Our Stock

       We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Quarterly Report on Form 10-QSB. Factors Concerning Our Business

       We have incurred losses since our inception. We incurred net losses of $592,202 and $170,944 for the 1st quarters ended March 31, 2004 and 2003. As of March 31, 2004, we had an accumulated deficit of approximately $9,256,254 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include product development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition.

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

       We have a significant amount of debt. Our debt service obligations could have material adverse consequences to our security holders. As of March 31, 2004, we are in default of several outstanding loans and services and have approximately $1.9 million of debt, including various accounts receivables and approximately $ 1.3 million of secured debt owed to various parties including but not limited to; Blakemore, Meeker and Bowler, Brouse McDowell, LLP, James Coco, Just the Two of US, GATO Corp, Tom Paige and William Scala.

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

       As of May 15, 2004, we had 634,510,898 shares of our common stock outstanding. Our board has the ability, without further stockholder approval, to issue up to approximately 55,489,102 million additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing stockholders. Thus, the percentage of shares owned by all existing stockholders will be reduced proportionately as options and warrants are exercised and convertible notes are converted.

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

       We have designated 10,000,000 shares of Series A Preferred Stock, the rights, privileges and preferences of which are described under "Description of Securities - Preferred Stock - Series A Preferred Stock". There are currently issued and outstanding 8,317,500 shares of Series A Preferred Stock, convertible at a rate of 25:1 into the Company's common stock. We may issue up to an additional 1,682,500 shares of Series A Preferred Stock in the future. No other shares of our preferred stock are designated outstanding as of the date of this document.

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

ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS

       During the first quarter of 2004 there were no changes in the corporate securities. The Company prepared and on April 29, 2004, filed with the

SEC, an information statement with no requirement of vote to the shareholders, making notification of an authorization by majority shareholders of an increase in the number of shares of common stock to 690,000,000 shares. The paperwork was filed and accepted by the State of Nevada in August 2003.


ITEM 4. DEFAULTS UPON SENIOR SECURITIES

       Currently there are several convertible debentures that have matured. There is currently approximately $ 1.3 million of secured debt owed to various parties including but not limited to; Blakemore, Meeker and Bowler, Brouse McDowell, LLP, James Coco, Just the Two of US, GATO Corp, Tom Paige and William Scala.

ITEM 5. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended March 31, 2004, however, a 14C Information Statement with no requirement of vote to the shareholders, making notification of an authorization by majority shareholders of an increase in the number of shares of common stock to 690,000,000 shares was filed prepared and filed on April 29, 2004. The paperwork was filed and accepted by the State of Nevada in August 2003.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       31.1 Certification of Chief Executive Officer Pursuant to Section 302

       31.2 Certification of Chief Financial Officer Pursuant to Section 302

       32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

       32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, AuGRID Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                AuGRID Corporation


                 /s/ M.J. Shaheed
                 By: M.J. Shaheed
                                        -------------------------------------
                                             President,  Chief Executive
                                             Officer and Chairman of the
                                             Board (principal executive
                                             officer)


Date: May 21, 2004

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                  DATE

/s/ M.J. Shaheed          President, CEO and Chairman of         May 21, 2004
-----------------         the Board
M.J. Shaheed              (principal executive officer)

/s/ Stan Chapman          Chief Financial Officer and            May 21, 2004
-----------------         Director
Stan Chapman              (principal financial and
                          accounting officer)

/s/Mary F. Sloat-         Secretary and Director                 May 21, 2004
Horoszko
-----------------
Mary F. Sloat-Horoszko

/s/ Essa Mashni           Director                               May 21, 2004
-----------------
Essa Mashni