Form 10QSB
period 2004-06-30
AUGRID CORP
filed 2004-08-16
CIK 1101752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

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

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of June 30, 2004, there were 659,510,898 shares of the Registrant's Common Stock, 8,317,500 of the Registrant's Class A Preferred Shares and 1,500,000 of the Registrant's Class B Preferred Shares, par value $0.001 issued and outstanding.

                               AuGRID CORPORATION
               June 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements........................Page 5
Item 2.        Management's Plan of Operation.............Page 20
Item 3.        Controls and Procedures....................Page 23

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................Page 23
Item 2. Risk Factors/Other Information..................................Page 23
Item 3. Changes in Securities and Use of Proceeds.......................Page 31
Item 4. Defaults Upon Senior Securities.................................Page 31
Item 5. Submission of Matters to a Vote of Security Holders.............Page 32
Item 6. Exhibits and Reports on Form 8-K................................Page 32

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

                                      PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                 (216)491-0800
                                Fax (216)491-0803


To the Board of Directors and Stockholders of AUGRID CORPORATION


                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of AuGRID CORPORATION as of June 30, 2004, and the related statement of income, retained earnings and cash flows for the six months period ended June 30, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID CORPORATION

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Henry L Creel Co., Inc
Cleveland, Ohio

August 10, 2004


                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                               AUGRID CORPORATION
                                AND SUBSIDIARIES


                       Interim Consolidated Balance Sheets
                               As of June 30, 2004


                                     ASSETS

CURRENT ASSETS                                   June 30            December 31
--------------                                     2004                 2003
                                                 -------            -----------

    Cash                                    $        403       $     214,758
    Accounts Receivables                         175,765               8,195
    Inventory                                     37,230               5,414
                                            ------------       -------------

         Total Current Assets                    213,398             228,367

PROPERTY AND EQUIPMENT (Note 1)
-------------------------------

    Machinery And Equipment                      204,831             204,831
    Furniture And Fixtures                        42,139              42,139
    Office Equipment                              66,489              66,489
                                            ------------       -------------

         Total Property At Cost                  313,459             313,459

    Less:  Accumulated Depreciation              (88,569)           ( 88,569)
                                            ------------       -------------

    Net Property and Equipment                   224,890             224,890
                                            ------------       -------------


OTHER ASSETS
------------

    Deposits Building Construction                24,141              24,141
                                            ------------       -------------

         Total Other Assets                       24,141              24,141
                                            ------------       -------------


TOTAL ASSETS                                $    462,429       $     462,429
                                            ============       =============



              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                       Interim Consolidated Balance Sheets
                               As of June 30, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                June 30,         December 31
-------------------                                                  2004              2003
                                                                   --------         -----------
    Accounts Payable                                            $   195,057       $      86,844
    Accounts Payable to Related Parties(Note 3)                           0             227,680
                                                                -----------       -------------
         Total Current Liabilities                                  195,057             314,524

LONG-TERM DEBT

    Notes Payable to Stockholders (Note 7)                        1,615,006           1,176,403
                                                                -----------       -------------
            Long-Term Debt                                        1,615,006           1,176,403
                                                                -----------       -------------
    Total Liabilities                                             1,810,063           1,490,927
                                                                -----------       -------------

STOCKHOLDERS' EQUITY

     Preferred Stock $ 0.001 par value
     40,000,000 shares authorized and 8,317,500
     shares issued and outstanding                                    9,818               8,318

     Common stock- with $0.001 par value
     1,960,000,000 shares
      Authorized; Shares outstanding:
         Dec 31, 2004 - 684,510,898 shares                          684,511             554,510
    Additional paid in capital                                    7,454,919           7,100,695

    Retained Earnings                                            (9,496,882)         (8,677,053)
                                                                -----------       -------------

         Total Stockholders' Equity (Deficit)                    (1,347,634)         (1,013,529)
                                                                -----------       -------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                       $    462,429       $     477,398
                                                               ============       =============


              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                  Interim Consolidated Statements of Operations
                       For the Period Ended June 30, 2004



                                                       Three Months Ended                   Six Months Ended
                                                      2004              2003             2004             2003
                                                      ----              ----             ----             ----
    Revenue

    Net Sales (Note 1)                             100,139               -0-          254,283               -0-

Cost and Expenses

    Write -Off License
    Agreement (Note 1H)                                 -0-              -0-               -0-              -0-
       Cost of Goods Sold                           97,828               -0-          184,822               -0-

    General and Administrative                    (292,758)      (1,507,618)         (889,290)      (1,678,562)

Income (Loss) Before Depreciation                 (290,447)      (1,507,618)         (819,829)      (1,678,562)

    Amortization                                        -0-              -0-               -0-              -0-

    Depreciation                                       (-0-)            (-0-)             (-0-)            (-0-)
                                                  ---------      -----------        ----------     ------------

Income (Loss) Before Income Taxes                 (290,447)      (1,507,618)         (819,829)      (1,678,562)

Provision for Income Taxes (Note 2)                     -0-              -0-               -0-              -0-
                                                  ---------      -----------        ----------     ------------

       Net Income (Loss)                          $(290,447)    $( 1,507,618)        $(819,829)     $(1,678,562)
                                                 ==========     ============         =========      ===========

    Basic and Diluted                                  (.01)            (.05)             (.01)            (.04)
     Loss Per Share




              See review report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

             Interim Consolidated Statement of Stockholders' Deficit
                               As of June 30, 2004


                           Shares of       Addit.         Accum            Accum
                                           Common         Common           Paid in        Prior to         After
                                           Stock          Stock            Capital        March 18         March
                                           -----          -----            -------        --------        18 Total
                                                                                                          --------
Balance at
 March 8, 1998                                                             (429,352)                       (429,352)

Balance at
December 31, 1998          46,629,414      46,629         1,473,469                       (429,352)       1,520,098
Net Loss                                                                                  (590,366)         500,380

Balance at
December 31, 1999          49,889,348      50,207         1,945,304                     (1,019,718)         975,475
Net Loss                                                                                  (675,719)         300,074

Balance at
December 31, 2000          58,268,469      58,586         3,653,639                     (1,695,437)       2,016,470
Net Loss                                                                                (1,171,377)         845,411

Balance at
December 31, 2001          64,364,720      64,683         3,861,286                     (2,866,814)      1,058,837
Net Loss                                                                                (1,889,445)       (840,280)

Reverse Split
50 to 1  (51,147,907)

Net Loss                                                                                  (678,212)
Balance at
December 31, 2002          13,216,813      13,535         4,517,459                     (5,434,471)        (903,477)

Balance at
December 30, 2003         554,510,898     562,828         7,100,695                     (5,434,471)      (2,229,052)
Net Loss                                                                                (3,252,581)      (1,023,529)
Balance at
December 31, 2003         684,510,898     692,829         7,456,418                     (8,677,052)        (527,805)
Net Loss                                                                                  (819,829)      (1,347,635)



              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows
                               As of June 30, 2004

                                                                                  2004                 2003
CASH FLOWS FROM OPERATING ACTIVITIES                                              ----                 ----

      Net Income (Loss)                                                      $(    819,829)       $ (1,678,562)
  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation                                                                      -0-                 -0-

Changes in Operating Assets and Liabilities Net:

      (Increase) Decrease  In Accounts Receivables                                (167,570)           (500,850)
Increase(Decrease) in Accounts
      Payable Related Parties                                                     (227,680)              6,250
      Increase in Accounts Payables                                                108,213              (1,613)
                                                                              ------------          ----------
      Net Cash (Used) by Operating Activities                                   (1,106,866)         (2,174,775)

CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in Inventory                                                        (31,816)                 -0-
      Increase in Licensing Agreement                                                   -0-                 -0-
Purchase of Property and Equipment                                                      -0-                 -0-
                                                                              ------------          ----------
      Net Cash Used in Investing Activities                                        (31,816)                 -0-

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Common Stock Issuance                                          485,724           2,114,051
      Proceeds from Notes Payable- to Stockholders                                 438,603              50,000
                                                                              ------------          ----------
      Net Cash Provided by Financing Activities                                    924,327           2,194,051
                                                                              ------------          ----------

Increase (Decrease) in Cash and Cash Equivalents                                  (214,355)             19,276

Cash and Cash Equivalents at Beginning of Year                                     214,758               1,974
                                                                              ------------          ----------

Cash and Cash Equivalents at End of Year                                      $        403         $    21,250
                                                                              ============         ===========


              See review report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                             As of December 31, 2004

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

             C.  Property and Equipment

             All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                                         Years
                                                                         -----
                  Machinery and Equipment       $  204,831                 10
                  Furniture and Fixtures            42,139                 10
                  Office Equipment                  66,489                 10
                                                ----------
                  Total Property & Equipment    $  313,460
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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES


                          Notes to Financial Statements
                             As of December 31, 2004

Note 1            Organization and Summary of Significant Accounting Policies
                  (Continued)

                  E.  Going Concern

                  The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the company continue as a concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management's has begun producing sales in late 2003.

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

                  G. Revenue Recognition

                  The company has limited amounts of Revenue.

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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                             As of December 31, 2004

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

Note 3            Accounts Payable to Related Parties

                  The company enter into consulting agreements with Stockholders, the company has violated its agreements by being delinquent in its payment to these Stockholders. At December 30, 2003 the company owed these related parties (Stockholders) the following amounts $100,680, and $127,000 totaling $227,680.These amounts relates to unpaid consulting fees and cash advance to company made by stockholders not repaid. All amounts due on demand with no interest. As of June 30 these amounts have been forgiven.

Note 4            Income Taxes

                  There was no provision for Federal Income tax during 2004 or 2003 because of an unexpired net operating loss carry forward.

                  Year Ended                   Amount      Available to Year
                  -----------------            ------      -----------------
                  December 31, 1998         1,019,718                   2013
                  December 31, 1999           675,719                   2014
                  December 31, 2000         1,171,377                   2015
                  December 31, 2001         1,889,445                   2016
                  December 31, 2002           678,212                   2017
                  December 30, 2003         3,252,581                   2018
                  June 30, 2004               819,829                   2019

                  The Company has a net operating loss carry forward of $9,496,882 which expires, if unused, in the years 2013 to 2019. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2003 and 2004.

                                                                                  2004                 2003
                                                                                  ----                 ----
                  Income tax benefit at the statutory rate (34%)               819,829            3,252,581
                  Change in valuation allowance
                  State tax, net of federal benefit
                  Non included items
                  Provision for income taxes                                         0                    0
                                                                               -------            ---------

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                             As of December 31, 2004

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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES


                          Notes to Financial Statements
                             As of December 31, 2004

Note 6            Net Loss Per Share

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128) The following table presents the calculation.

                      Net Loss                                     $  819,829
                  Basic:
                      Weighted average share of
                      Common stock outstanding                    684,510,898
                                                                 ------------
                      Basic net loss per share                             (.01)
                  Pro forma :
                      Shares used above                           684,510,898
                      Pro forma adjusted to reflect
                      Weighted affect of assumed
                      Conversion of preferred stock                 8,317,500
                                                                 ------------
                      Shares used in computing pro forma
                         Basic net loss per share                 692,828,398
                                                                 ------------
                      Pro forma basic net loss per share                   (.01)

Note 7            Notes Payable to Stockholders

                  Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 1,615,006.

                  Notes Payable to Stockholders- Long Term       $    1,615,006

Note 8            Reclassification

                  Certain balances have been reclassified in the 2001 and from inception to March 31, 2003 consolidated financial statements to conform to the 2004 presentation.

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


Liquidity and Capital Resources.

      We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of Plasma Televisions and Thermocouples as well as a distributor of specialty motors and drives. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Augrid is seeking new investment capital to fund research and development and create new market opportunities. In order to fund our growth in the market, we will need additional capital to further these development programs and augment our intellectual properties.

In late December 2003, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners will purchase shares of common stock of AuGRID for 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. The aggregate dollar amount of all Puts in any thirty-day calendar period is Three Hundred Thousand Dollars ($300,000) and specifically a maximum of Seventy Five Thousand ($75,000) per Put. This agreement was solidified under the guidance of the law firm of Kirkpatrick and Lockhart, LLP.
In January, 2004 and again in April, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $150,000 each. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 100% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily-volume-weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture the holder cannot convert such debenture for a number of shares of common stock of AuGRID in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 9.997% of the outstanding shares of common stock of AuGRID.

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

Throughout 2004, management reassessed its current resource allocations and overhead costs. Management implemented several cost reduction programs including personnel reductions, work-week modifications and other cost restraint endeavors to achieve these goals. Personnel levels have again been reduced. In early December 2003, management discontinued its modified compensation plan for full-time salaried employees as well as work-week reductions for other employees. Because of the workforce reductions and other cost containment policies, the Company continues to realize a reduction in monthly cash outlays via these cost reductions without impact to our current operations.

Our operations during the period ended June 30, 2004 were financed by development contracts and product sales, as well as from working capital reserves. During the period ended June 30, 2004, our operations required $819,829 more in cash than was generated. We have minimized research and development spending and increased sales, marketing and administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $167,570from $8,195 from the balance at December 31, 2003. Augrid Corporation will began several new development contacts in the third quarter, as noted throughout this Form 10-QSB, which we anticipate will increase receivables in future quarters. Fixed assets increased by $0 from $313,459 on December 31, 2003 balances.

       Other assets remained constant at $24,141 during 2nd Quarter 2004.

Current Liabilities decreased by $119,467 to $195,057 during the period ending June 30, 2004. Long term notes were increased by $438,603 to $1,615,006 during 2nd Quarter 2004

      We have no material commitments for capital expenditures. We do not believe that we have sufficient liquidity to meet all of our cash requirements for the next twelve months, however, through cost reductions and increased marketing efforts together with additional proceeds from debentures and note agreements we believe we will offset a portion of our cash flow shortfall. A key element of our strategy is to evaluate opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. Any additional acquisitions may require additional capital, although there can be no assurances that any acquisitions will be completed. Also, we believe that additional funding will be necessary to expand our market share. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. Since future events and their effect cannot be determined with certainty, the actual results will inevitably differ from the estimates. Such differences could be material to the financial statements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In October 2003, the Company engaged the services of Baker & Hostetler, LLP to initiate legal proceedings and investigate the viability of the Company's Global Exclusive Licensing Agreement with Ceravision Limited, UK. To date, the process continues to be in the discovery phase. A complaint was filed by Francis
J. Iaconis in November 2003 against AuGrid Corporation of Nevada and Muhammad J. Shaheed in the United States District Court, Northern District of Ohio, Eastern Division, Case No. 1:03CV2372. Previously, a default was entered against the company and Mr. Shaheed. The company and Mr. Shaheed moved to set aside the default entry based on improper service, improper party and lack of jurisdiction. Mr. Iaconis responded to the motion, to which the company and Mr. Shaheed filed a reply. After consideration of the pleadings, the Court ordered Mr. Iaconis to show why the Court should exercise jurisdiction over the matter. Accordingly, the Court ordered Mr. Iaconis to file such amended complaint no later than June 28, 2004. Mr. Iaconis filed his Amended Complaint on June 28, 2004. The company and Mr. Shaheed filed their answer on July 19, 2004, denying all material allegations of the merits of Mr. Iaconis' Amended Complaint, including, but not limited to, lack of jurisdiction. On August 4, 2004, the Court vacated the entry of default. The matter is pending before the Court. There are no other material pending legal proceedings to which AuGRID Corporation or its subsidiaries are a party to or of which any of their property is the subject.

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

Factors Concerning Our Business

      We have incurred losses since our inception. We incurred net losses of $290,447 and $1,507,618 for the 2nd quarters ended June 30, 2004 and 2003. As of June 30, 2004, we had an accumulated deficit of approximately $9,496,882. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include product development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition.

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

      Specific to Alysium Corporation, we anticipate that we will derive a substantial portion of our revenue from the sale of our products to the small number of OEM customers we currently serve. While in the long term a substantial portion of our revenue is projected to be from the thermocouple and defense market, we expect that our current OEM customers will continue to account for a consistent flow of revenue and a small portion of our gross profit for the foreseeable future. Our specialty motors and drives distribution has been consistent and is need of additional financing to meet customer demands and maintain specific inventory numbers. The loss of any of these customers, or a material decrease in revenue from these customers, would reduce our gross profit or otherwise harm our business.

      As a result of our dependency on a small number of OEMs, any problems those customers experience could harm our operating results. Some of the factors that affect the business of our OEM customers, all of which are beyond our control, include: o the competition these customers face and the market acceptance of their products:

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

      The market for our thermocouples, specialty motors and drives and consumer electronics is constantly changing. If we do not respond to changes in a timely manner, the market for our products could decrease.

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

      We have a significant amount of debt. Our debt service obligations could have material adverse consequences to our security holders. As of June 30, 2004, we are in default of several outstanding loans and services and have approximately $1.8 million of debt, including various accounts receivables and approximately $ 1.6 million of secured debt owed to various parties including but not limited to; Blakemore, Meeker and Bowler, Brouse McDowell, LLP, James Coco, Just the Two of US, GATO Corp, Tom Paige and William Scala.

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

      M.J. Shaheed, our President and Chief Executive Officer, owns a significant portion of our outstanding common and preferred stock and his interests may be different from, and conflict with, your own.

      The interests of our management could conflict with the interests of our other stockholders. M.J. Shaheed, our President and Chief Executive Officer, beneficially owns a percentage of our outstanding common stock and 71% of our preferred stock convertible at a rate of 25 to 1 to common shares and 50% of our preferred stock convertible at a rate of 200 to 1 common shares. Accordingly, Mr. Shaheed has the power to influence the election of our directors and the approval of actions for which the approval of our stockholders is required.

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

      As of June 25, 2004, we had 659,510,898 shares of our common stock outstanding. Our board has the ability, without further stockholder approval, to issue up to approximately 1,310,489,102 million additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing stockholders. Thus, the percentage of shares owned by all existing stockholders will be reduced proportionately as options and warrants are exercised and convertible notes are converted.

      Our board of directors, without seeking stockholder approval, may designate and issue up to 21,682,500 shares of preferred stock Class A and up to 8,500,000 shares of preferred stock Class B, and the sale of such shares may adversely impact the market price of shares of common stock.

      Our Certificate of Incorporation allows our board of directors to issue at any time without further stockholder approval up to 40,000,000 shares of combined preferred stock, classes A & B. Such shares may be issued and sold upon such terms and conditions as our board of directors may determine, including the amount of consideration for which the shares may be issued and sold in one or more series, and such voting rights, designations, preferences and other rights, qualifications, limitations and restrictions as our board of directors may determine and as registered in a certificate of designation filed with The Secretary of State, State of Nevada.

      We have designated 30,000,000 shares of Series A Preferred Stock, the rights, privileges and preferences of which are described under "Description of Securities - Preferred Stock - Series A Preferred Stock and Series B Preferred Stock". There are currently issued and outstanding 8,317,500 shares of Series A Preferred Stock, convertible at a rate of 25:1 into the Company's common stock. We may issue up to an additional 21,682,500 shares of Series A Preferred Stock in the future. There are currently issued and outstanding 1,500,000 shares of Series B Preferred Stock, convertible at a rate of 200:1 into Company's common stock. We may issue up to an additional 8,500,000 shares of Series B Preferred Stock in the future.

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

ITEM 3.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2004, with a recommendation of the board of directors, a Certificate of Designation was filed with The Secretary of State, State of Nevada, determining and specifying the rights of a Series B preferred stock. The Series A preferred stock was divided and all rights and privileges were outlined in the filed document; including but not limited to the ability for all shareholders of common and preferred stock to receive notification and vote, together, as one class. The Company prepared and on July 20, 2004, filed with the SEC, an information statement with no requirement of vote to the shareholders, making notification of an authorization by majority shareholders of an increase in the number of shares of common stock to 2,000,000,000 shares. The paperwork was filed and accepted by the State of Nevada in June 2004.


ITEM 4. DEFAULTS UPON SENIOR SECURITIES


      Currently there are several convertible debentures that have matured. There is currently approximately $ 1.6 million of secured debt owed to various parties including but not limited to; Blakemore, Meeker and Bowler, Brouse McDowell, LLP, James Coco, Just the Two of US, GATO Corp, Tom Paige and William Scala.

ITEM 5. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended June 30, 2004, however, a 14C Information Statement with no requirement of vote to the shareholders, making notification of an authorization by majority shareholders of an increase in the number of shares of common stock to 2,000,000,000 shares was prepared and filed on July 20, 2004. The paperwork was filed and accepted by the State of Nevada in June 2004.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  31.1  Certification of Chief Executive Officer Pursuant to
                        Section 302
                  31.2  Certification of Chief Financial Officer Pursuant to
                        Section 302
                  32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                  32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                  33.1 Certificate of Designation filed with The Secretary of State, The State of Nevada

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, AuGRID Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AuGRID Corporation


                                              /s/ M.J. Shaheed
                                              ---------------------------------
                                              By:  M.J. Shaheed
                                                   President,  Chief Executive
                                                   Officer and Chairman of the
                                                   Board (principal executive
                                                   officer)


Date:  August 12, 2004

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                                 DATE
/s/ M.J. Shaheed             President, CEO and Chairman of the Board              August 12, 2004
----------------------------
M.J. Shaheed                 (principal executive officer)

/s/ Stan Chapman             Chief Financial Officer and Director                  August 12, 2004
----------------------------
Stan Chapman                 (principal financial and accounting officer)

/s/MaryF. Sloat-Horoszko     Secretary and Director                                August 12, 2004
----------------------------
Mary F. Sloat-Horoszko

/s/ Essa Mashni              Director                                              August 12, 2004
----------------------------
Essa Mashni