Form 10QSB
period 2004-09-30
AUGRID CORP
filed 2004-11-15
CIK 1101752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of September 30, 2004, there were 1,212,156,898 shares of the Registrant's Common Stock, 8,317,500 of the Registrant's Class A Preferred Shares and 1,500,000 of the Registrant's Class B Preferred Shares, par value $0.001 issued and outstanding.

                               AuGRID CORPORATION
               September 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements..............................Page 5
Item 2.                Management's Plan of Operation.....               Page 20
Item 3.                Controls and Procedures...........................Page 23

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................Page 23
Item 2. Risk Factors/Other Information .................................Page 23
Item 3. Changes in Securities and Use of Proceeds.......................Page 31
Item 4. Defaults Upon Senior Securities ................................Page 31
Item 5. Submission of Matters to a Vote of Security Holders........ ....Page 32
Item 6. Exhibits and Reports on Form 8-K ...............................Page 32

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HENRY L. CREEL CO., INC.
                           Certified Public Accountant
                                  (216)491-0800
                                Fax (216)491-0803

To the Board of Directors and Stockholders of AUGRID CORPORATION

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of AuGRID CORPORATION as of September 30, 2004, and the related statement of income, retained earnings and cash flows for the nine months period ended September 30, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in this financial statement is the representation of the management of the AuGRID CORPORATION

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

November 05, 2004

                    3587 LEE ROAD SHAKER HEIGHTS, OHIO 44120

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                       Interim Consolidated Balance Sheets
                            As of September 30, 2004

                                     ASSETS

CURRENT ASSETS                                       September 30    December 31
--------------                                       ---------        ---------
                                                        2004             2003
                                                     ---------        ---------
    Cash                                             $   3,342        $ 214,758
    Accounts Receivables                               175,765            8,195
    Inventory                                           37,230            5,414
                                                     ---------        ---------
         Total Current Assets                          216,337          228,367

PROPERTY AND EQUIPMENT (Note 1)

    Machinery And Equipment                            204,831          204,831
    Furniture And Fixtures                              42,139           42,139
    Office Equipment                                    66,489           66,489
                                                     ---------        ---------
         Total Property At Cost                        313,459          313,459

    Less:  Accumulated Depreciation                    (88,569)         (88,569)
                                                     ---------        ---------
    Net Property and Equipment                         224,890          224,890
                                                     ---------        ---------
OTHER ASSETS

    Deposits Building Construction                      24,141           24,141
                                                     ---------        ---------
         Total Other Assets                             24,141           24,141
                                                     ---------        ---------
TOTAL ASSETS                                         $ 465,368        $ 477,398
                                                     =========        =========

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                       Interim Consolidated Balance Sheets
                            As of September 30, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  September 30,   December 31
-------------------                                  -------------   -----------
                                                           2004           2003
                                                     ------------    ------------
    Accounts Payable                                 $    199,057    $     86,844
    Accounts Payable to Related Parties(Note 3)           158,500         227,680
                                                     ------------    ------------
         Total Current Liabilities                        357,557         314,524

LONG-TERM DEBT

    Notes Payable to Stockholders (Note 7)              1,673,006       1,176,403
                                                     ------------    ------------
            Long-Term Debt                              1,673,006       1,176,403
                                                     ------------    ------------
    Total Liabilities                                   2,030,563       1,490,927
                                                     ------------    ------------
STOCKHOLDERS' EQUITY

     Preferred Stock $ 0.001 par value
     40,000,000 shares authorized and 9,817,500
     shares issued and outstanding                          9,818           8,318

     Common stock- with $0.001 par value
     1,960,000,000 shares
      Authorized; Shares outstanding:
         September 30, 2004 - 1,112,083,654 shares      1,112,084         554,510
    Additional paid in capital                          7,329,717       7,100,696

    Retained Earnings                                 (10,016,814)     (8,677,053)
                                                     ------------    ------------

         Total Stockholders' Equity (Deficit)          (1,565,195)     (1,013,529)
                                                     ------------    ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                             $    465,368    $    477,398
                                                     ============    ============

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                  Interim Consolidated Statements of Operations
                     For the Period Ended September 30, 2004

                                          Three Months Ended             Nine Months Ended
                                         2004            2003          2004             2003
                                      -----------    -----------    -----------    -----------
Revenue

    Net Sales (Note 1)                        -0-        103,893        254,283        103,893

Cost and Expenses

    Write -Off License
    Agreement (Note 1H)                       -0-            -0-            -0-            -0-
     Cost Of Goods Sold                       -0-         25,897        184,822         25,897
General and Administrative                519,932        555,894      1,409,222      1,985,513

Income (Loss) Before Depreciation        (519,932)      (477,898)    (1,339,761)    (1,907,519)

    Amortization                              -0-            -0-            -0-            -0-

    Depreciation                            (-0-)          (-0-)          (-0-)         ( -0-)
                                      -----------    -----------    -----------    -----------

Income (Loss) Before Income Taxes        (519,932)      (477,898)    (1,339,761)    (1,907,519)

Provision for Income Taxes (Note 2)           -0-            -0-            -0-            -0-
                                      -----------    -----------    -----------    -----------

       Net Income (Loss)              $  (519,932)   $  (477,898)   $(1,339,761)   $(1,907,519)
                                      ===========    ===========    ===========    ===========

    Basic and Diluted                        (.01)          (.01)          (.01)          (.01)
     Loss Per Share

              See review report and notes to financial statements.

                               AuGRID CORPORATION

                                AND SUBSIDIARIES

             Interim Consolidated Statement of Stockholders' Deficit
                            As of September 30, 2004

                                   Shares of           Addit.              Accum            Accum
                                                      Common              Common           Paid in        Prior to        After
                                                       Stock              Stock            Capital        March 18    March 18 Total
                                --------------    --------------    --------------    --------------    -------------- -------------
Balance at
 March 8, 1998                                                           (429,352)                                        (429,352)

Balance at
December 31, 1998                   46,629,414            46,629         1,473,469                       (429,352)        1,520,098
Net Loss                                                                                                 (590,366)         500,380

Balance at
December 31, 1999                   49,889,348            50,207         1,945,304                     (1,019,718)          975,475
Net Loss                                                                                                 (675,719)          300,074

Balance at
December 31, 2000                   58,268,469            58,586         3,653,639                      (1,695,437)       2,016,470
Net Loss                                                                                                (1,171,377)         845,411

Balance at
December 31, 2001                   64,364,720            64,683         3,861,286                      (2,866,814)       1,058,837
Net Loss                                                                                                (1,889,445)        (840,280)

Reverse Split
50 to 1                                                                                                (51,147,907)
Net Loss                                                                                                  (678,212)

Balance at
December 31, 2002                   13,216,813            13,535          4,517,459                     (5,434,471)        (903,477)

Balance at
December 30, 2003 554,510,898          562,828         7,100,695                                       (5,434,471)       (2,229,052)
Net Loss                                                                                               (3,252,581)       (1,023,529)

Balance at
Sept. 30, 2004                   1,112,083,654         1,112,084         7,329,737                     (8,677,052)         (235,231)
Net Loss                                                                                               (1,339,761)       (1,565,195)

              See review report and notes to financial statements.

                               AUGRID CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            As of September 30, 2004
                                  September 30
                                                       2004               2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                              $(1,339,761)   $(1,985,515)
  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:

      Depreciation                                           -0-            -0-

Changes in Operating Assets and Liabilities Net:

      Increase in A/R                                   (167,570)
      Increase(Decrease) in Accounts
      Payable Related Parties                            (69,180)         6,250
      Increase in Accounts Payables                      112,213         42,956
                                                     -----------    -----------
      Net Cash (Used) by Operating Activities         (1,464,298)    (1,936,309)

CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in Inventory                              (31,816)
      Increase in Deposits-Building Construction             -0-         (2,800)
      Increase in Licensing Agreement                        -0-            -0-
Purchase of Property and Equipment                                      (60,188)
                                                     -----------    -----------

      Net Cash Used in Investing Activities              (31,816)       (62,988)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Common Stock Issuance                788,095      3,134,529
      Proceeds from Notes Payable- to Stockholders       496,603         50,000
                                                     -----------    -----------
      Net Cash Provided by Financing Activities        1,284,698      3,184,529
                                                     -----------    -----------

Increase ( Decrease) in Cash and Cash Equivalents       (211,416)     1,185,231

Cash and Cash Equivalents at Beginning of Year           214,758          1,974
                                                     -----------    -----------

Cash and Cash Equivalents at End of Year             $     3,443    $ 1,187,205
                                                     ===========    ===========

              See review report and notes to financial statements.

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                            As of September 30, 2004

Note 1      Organization and Summary of Significant Accounting Policies

              A. Organization
             AuGRID CORPORATION, whose name was changed from Augrid of Nevada, Inc in August 17, 2002 formed under the laws of the State of Nevada. It is a development stage company whose primary business is a technology development firm specializing in Thin Cathode Ray Tube
             (TCRT) technology.

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

             C.  Property and Equipment

             All property and equipment is stated at cost. The Company provides for depreciation, using the straight line method, over the estimated useful lives of the respective assets, as follows:

                                                                       Years
                                                                       -----
Machinery and Equipment                       $   204,831                 10
Furniture and Fixtures                             42,139                 10
Office Equipment                                   66,489                 10
                                             ------------
Total Property & Equipment                    $   313,460
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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                            As of September 30, 2004

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

                          Notes to Financial Statements

                            As of September 30, 2004

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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                            As of September 30, 2004

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

Note 3            Accounts Payable to Related Parties
                  -----------------------------------

                  The company enter into consulting agreements with Stockholders, the company has violated its agreements by being delinquent in its payment to these Stockholders. At September 30, 2004 the company owed these related parties (Stockholders) $158,500.These amounts relates to unpaid consulting fees and cash advance to company made by stockholders not repaid. All amounts due on demand with no interest. As of June 30 these amounts have been forgiven.

Note 4            Income Taxes

                  There was no provision for Federal Income tax during 2004 or 2003 because of an unexpired net operating loss carry forward.

 Year Ended                        Amount                 Available to Year
 ----------                        ------                 -----------------
 December 31, 1998              1,019,718                        2013
 December 31, 1999                675,719                        2014
 December 31, 2000              1,171,377                        2015
 December 31, 2001              1,889,445                        2016
 December 31, 2002                678,212                        2017
 December 30, 2003              3,252,581                        2018
 June 30, 2004                  1,339,761                        2019

                  The Company has a net operating loss carryforward of $10,016,814 which expires, if unused, in the years 2013 to 2019. The following is a reconciliation of the income tax benefit computed at the federal statutory rate with the provision for income taxes for the period ended 2003 and 2004.

                                                           2004            2003
                                                           ----            ----
Income tax benefit at the statutory rate (34%)        1,339,761       3,252,581
Change in valuation allowance
State tax, net of federal benefit
Non included items
Provision for income taxes                                    0               0
                                                  =============  ==============

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                            As of September 31, 2004

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

                               AuGRID CORPORATION
                                AND SUBSIDIARIES

                          Notes to Financial Statements
                            As of September 31, 2004

Note 6            Net Loss Per Share

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, earnings per share (SFAS 128)

  The following table presents the calculation.
       Net Loss                                        $     1,339,761
   Basic:
       Weighted average share of
       Common stock outstanding                          1,112,083,654
                                                    ------------------
       Basic net loss per share                                  ( .01 )
   Pro forma :
       Shares used above                                 1,112,083,654
       Pro forma adjusted to reflect
       Weighted affect of assumed
       Conversion of preferred stock                         9,817,500
                                                    ------------------
       Shares used in computing pro forma
          Basic net loss per share                       1,121,901,154
                                                    ------------------
       Pro forma basic net loss per share                        ( .01 )

Note 7            Notes Payable to Stockholders

                  Notes payable to stockholders represents demand notes that matured on 01/28/01 with interest at 12%. The matured notes were converted into 18 Month Demand notes at 10% interest totaling $ 1,673,006.

                  Notes Payable to Stockholders- Long Term        $    1,673,006

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

Overview

         AuGRID Corporation operates within three business segments:

o designing, marketing and distributing consumer electronics, principally in plasma televisions; o development and marketing of nanotechnology-based products, thermocouples and armor plating; o development and marketing of security-based systems software and Radio Frequency Identification
(RFID)-technology

         Through our wholly-owned subsidiary, OptiPure LLC, a Nevada limited liability corporation, we design, market and distribute high-end consumer electronics. We formed OptiPure in July 2003 to establish distribution channels for innovative electronic devices as well as our future Field Emission Display
(FED) technology. Our goal is to become a provider in the high-end consumer electronics arena by fulfilling a need in the marketplace. We believe that through an array of highly original and technologically advanced product lines, OptiPure's electronic devices address the niche market often ignored or over-looked by other manufacturers and distribution companies in the high-end consumer electronics' market. OptiPure is a limited distributed product line sold only through selected authorized dealers and distributors; manufactured by third party suppliers in Taiwan, Hong Kong and Korea according to AuGRID's strict specifications.

         Alysium Corporation, also a wholly-owned subsidiary of AuGRID, is a diversified manufacturer and distributor. Currently, distributing specialty sensors, drives and motors while housing AuGRID's continuing efforts in the advancement and testing of its armor plating, Nanoparticle applications and other emerging technologies.

         Our executive offices are located at 10777 Westheimer Rd. - Suite 1040, Houston, Texas 77042, and our telephone number is (713) 532.2000. We also lease and maintain an 8,000-square foot manufacturing facility with a state of the art ISO Clean Room at 3636 Dime Circle, Austin, Texas 78744 for our wholly owned subsidiary, Alysium Corporation.

 Liquidity and Capital Resources.

 We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of high-end consumer electronics. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Augrid is seeking new investment capital to fund research and development and create new market opportunities. In order to fund our growth in the market, we will need additional capital to further these development programs and augment our intellectual properties.

In late December 2003, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners will purchase shares of common stock of AuGRID for 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. The aggregate dollar amount of all Puts in any thirty-day calendar period is Three Hundred Thousand Dollars ($300,000and specifically a maximum of Seventy Five Thousand ($75,000) per Put. This agreement was solidified and is supported under the guidance of the law firm of Kirkpatrick and Lockhart,LLP.
In January, 2004 and again in April, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $150,000 each. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 100% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily-volume-weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture the holder cannot convert such debenture for a number of shares of common stock of AuGRID in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 9.997% of the outstanding shares of common stock of AuGRID.
In the absence of outside financing, we believe that we have sufficient cash to operate for approximately one month. The Company should benefit in fiscal 2004 from expense reductions through the reduction in the number of employees and other expenses undertaken in fiscal 2003. However, the Company's current sources of funds are not sufficient to provide the working capital for material growth, and it would be required to obtain additional debt or equity financing to support such growth.

Throughout 2004, management reassessed its current resource allocations and overhead costs. Management implemented several cost reduction programs including personnel reductions, work-week modifications and other cost restraint endeavors to achieve these goals. Personnel levels have again been reduced during third quarter 2004. In early December 2003, management discontinued its modified compensation plan for full-time salaried employees as well as work-week reductions for other employees. An Because of the workforce reductions and other cost containment policies, the Company continues to realize a reduction in monthly cash outlays via these cost reductions without impact to our current operations.

Our operations during the period ended September 30, 2004 were financed by development contracts and product sales, as well as from working capital reserves. During the period ended September 30, 2004, our operations required $ 1,339,761 more in cash than was generated. We have minimized research and development spending and increased sales, marketing and administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $ 167,570 from $ 8,195 from the balance at December 31, 2003. Augrid Corporation began several new development contacts in the third quarter, as noted throughout this Form 10-QSB, which we anticipate will increase receivables in future quarters. Fixed assets increased by $ 0 from $ 224,890 on December 31, 2003 balances.

       Other assets remained constant at $ 24,141 during 3rd Quarter 2004.

Current Liabilities increased by $ 43,033 to $ 357,557 during the period ending September 30, 2004. Long term notes were increased by $ 496,603 to $1,673,006 during 3rd Quarter 2004.

     Although we have no material commitments for capital expenditures we are currently evaluating several options being presented to the company. We do not believe that we currently have sufficient liquidity to meet all of our cash requirements for the next twelve-months, however, through cost reductions and increased effort in marketing and negotiations to bring several deals now pending to fruition. Additional proceeds from debentures and note agreements we believe will offset our cash flow shortfall. A key element of our strategy is the focus on sales and profitability together with and open eye and constant evaluation of opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. Any additional acquisitions may require additional capital, although there can be no assurances that any acquisitions will be completed. We believe that additional funding will be necessary to expand our market share.

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

  ITEM 3.  CONTROLS AND PROCEDURES

Beginning third quarter our Chief Financial Officer assumed the role of Operations Officer as of the end of the period covered by this report, our Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         With the exception of our Chief Executive Officer assuming the role of Operations Officer to evaluate and assess the current and immediate future of both subsidiaries, our CEO assumed the duties of Chief Financial Officer, there were no other changes in our internal controls which are included within disclosure controls and procedures during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls. Officers and Directors of the company are further reviewing contracts signed and executed on behalf on the company.

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

            In October 2003, the Company engaged the services of Baker & Hostetler, LLP to initiate legal proceedings and investigate the viability of the Company's Global Exclusive Licensing Agreement with Ceravision Limited, UK. To date, the process, through the discovery phase both in The United States and the UK has resulted in the decision to no longer place additional financial strain on the corporation. In the event of a likely default judgment against Ceravision, discovery has produced, the probability of the result will mean a minimal or no restitution awarded to AuGRID due to their current financial position.

            During the first quarter of 2004, AuGRID responded by affidavit to the complaint that was filed by Francis J. Iaconis in November 2003 against AuGrid Corporation of Nevada and Muhammad J. Shaheed. The complaint is pending before the United States District Court, Northern District of Ohio, Eastern Division, Case No. 1:03CV2372. The merits of Mr. Iaconis' complaint will be contested by the company's legal counsel, Blakemore, Meeker & Bowler Co., L.P.A. It has recently come to the company's attention that service of process upon the company and Mr. Shaheed was insufficient and is presently in dispute. Further, Mr. Iaconis' complaint failed to sue the real party. The company and Mr. Shaheed take the position that they were not properly served. Therefore, as it stands, the company and Mr. Shaheed have been advised that the proceedings are procedurally defective. During third quarter 2004, the lawsuit entitled Francis
J. Iaconis v. AuGrid Corporation of Nevada, et al., Case No. 1:03CV2372, between Francis J. Iaconis, AuGrid Corporation of Nevada and Muhammad J. Shaheed is pending before the United States District Court, Northern District of Ohio. The parties are in the discovery phase. AuGrid and Mr. Shaheed are now considering filing a counterclaim against Mr. Iaconis. It is anticipated that trial will be held in Summer 2005.

            During third quarter 2004, the Corporation, its officers and securities counsel were served by Cornell Capital Partners, L.P. with a lawsuit for breech of contract. The matter is currently being reviewed by by the company's legal counsel with a response being prepared.

            In June and July 2003, pursuant to two agreements for investment banking services, the Company granted Dan Rubin options to purchase a total of 280 million shares of the Company's Common Stock at purchase prices ranging from $0.005 to $0.01 per share. The Company received an aggregate consideration from the exercise of such options. The issuance was made by the filing of Form S-8 Registration Statement under the Securities Act of 1933. According to a General Statement of Acquisition of Beneficial Ownership filed with the Securities and Exchange Commission on November 6, 2003 by Mr. Rubin, he has sold majority or all of his shares at prices ranging from $0.005 to $0.014, for an aggregate consideration of approximately $1.9 million. On October 2, 2003, the Securities and Exchange Commission instituted public administrative and cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 ("Securities Act") and Sections 15(b) and 21C of the Securities Exchange Act of 1934 ("Exchange Act"), against the Company's former investment banker, Dan Rubin ("Rubin") and his firm, Rubin Investment Group, Inc. ("RIG"), and two companies unrelated to AuGRID. On October 3, 2003, the Company severed all relationships with Rubin and RIG. On October 7, 2003, the United States District Court, Eastern District of New York issued a subpoena to the Company requesting all documentation in the Company's possession regarding Rubin and RIG. The Company has complied with such subpoena and has cooperated with all governmental authorities in this matter.

            Most recently, several class action suits have been brought against Mr. Rubin for various fraudulent activities by the companies he and his organization victimized. Through corporate counsel AuGRID intends to pursue legal action against Mr. Rubin and his firm Rubin Investment Group in the same manner.

           There are no other material pending legal proceedings to which AuGRID Corporation or its subsidiaries are a party to or of which any of their property is the subject.

  ITEM 2.  RISK FACTORS AND OTHER INFORMATION

Factors that May Affect Future Results and Market Price of Our Stock

         We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Quarterly Report on Form 10-QSB. Factors Concerning Our Business

         We have incurred losses since our inception. We incurred net losses of $ 519,932 and $ 477,898 for the 3rd quarter ended September 30, 2004 and 2003. As of September 30, 2004, we had an accumulated deficit of approximately $ 10,016,814 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include product development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition.

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

      Our business may be substantially hurt if we are unable to meet our future capital requirements. Our business strategy requires substantial capital to manufacture, market and promote our product lines. We plan to implement our aggressive sales and marketing plan, provide for adequate working capital to meet the projected demand for our products and repay debt over the next twelve months. To do this, we will require approximately $15 million to meet our goals and advance our technologies, all of which we anticipate will come from offerings of our securities through several instruments.

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

      We have a significant amount of debt. Our debt service obligations could have material adverse consequences to our security holders. As of September 30, 2004, we are in default of several outstanding loans and services and have approximately $1.9 million of debt, including various accounts receivables and approximately $ 1.3 million of secured debt owed to various parties including but not limited to; Blakemore, Meeker and Bowler, Brouse McDowell, LLP, James Coco, Just the Two of US, GATO Corp, Tom Paige and William Scala.

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

      The interests of our management could conflict with the interests of our other stockholders. M.J. Shaheed, our President, Chief Executive Officer and interim CFO, beneficially owns a percentage of our outstanding common stock and 71% of our preferred stock convertible at a rate of 25 to 1 to common shares and 50% of our preferred stock convertible at a rate of 200 to 1 common shares. Accordingly, Mr. Shaheed has the power to influence the election of our directors and the approval of actions for which the approval of our stockholders is required and has exercised this right in several decisions deemed in the best interest of the company.

         We do not expect to pay dividends.

      We do not anticipate paying cash dividends in the foreseeable future. We presently intend to reinvest our cash back into the company rather than paying dividends to our common stockholders. As a result, your ability to realize any return on your investment in our common stock will likely result only from your sale of some or all of your shares.

      The issuance of additional shares of common stock, including shares issued upon conversion of the outstanding notes and preferred stock and the exercise of outstanding options and warrants, will dilute the interests of our stockholders.

         As of September 30, 2004, we had 1,212,156,898 shares of our common stock outstanding. As a result of the reverse split executed on October 7, 2004 and a re-issuance of non-dilutive shares the current number of shares outstanding as of November 1, 2004 32,222,005 shares. Our board has the ability, without further stockholder approval, to issue up to approximately million additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing stockholders. Thus, the percentage of shares owned by all existing stockholders will be reduced proportionately as options and warrants are exercised and convertible notes are converted.

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

ITEM 3.  CHANGES IN SECURITIES/USE OF PROCEEDS/SUBSEQUENT EVENTS

            In a written action without a meeting, the Board of Directors (the "Board") of AuGRID Corporation (the "Company") unanimously approved and majority shareholders approved a one-to-one hundred (1:100) split of the Company's outstanding common stock (a reverse split). The Board deemed the reverse split to be advisable in order to attract the additional equity funding that the Company needs to continue operations.

A majority of the Company's stockholders, acting by written consent, has adopted the reverse split approved by the Board. The effective date of the split was October 7, 2004. The transfer agent for the Company's common and preferred stock, Signature Stock Transfer, Inc., will contact each stockholder after the effective date with instructions regarding the exchange of old shares certificates for new shares certificates reflecting the split.

As a result of the reverse split, each one hundred (100) shares of the Company's common stock prior to the split was represented by one (1) new share of the Company's common stock after the split. Market reaction cannot be predicted with any degree of certainty, and thus it cannot be known what effect the split will have on the price per share of the Company's common stock.

The authorized capital stock as well as the Preferred Stock of the Company will be unaffected by the reverse split and will continue to consist of 1,960,000,000 shares of common stock and 40,000,000 shares of preferred stock, classes A and
B. This should ensure availability to the Company of adequate shares for use in equity funding and business combinations. However, although the Company is actively engaged in discussions relating to funding and mergers, there is in place no definitive agreement with any third party with respect to an investment in the Company or a merger.

Shares of the Company's common stock trade on the Over-the-Counter Bulletin

Board ("OTCBB") under the symbol "AGRD." On September 10, 2004, the National

Association of Securities Dealers, Inc. and the OTCBB were notified of the impending reverse stock split and its effective date.

The 2004 Annual Meeting of Stockholders of AuGRID CORPORATION., a Nevada corporation (the "Company" or "AuGRID"), was held on Friday, October 22, 2004, at the Marriot Cleveland Key Center, 127 Public Square, Cleveland, Ohio 44114 at 9:00 a.m. EST.

A quorum was present and the following matters were approved (i) the election of members of AuGRID's Board of Directors, (ii) the ratification of the engagement of the Company's independent auditors for the year ending December 31, 2005. In addition, the board approved a gifting program to all shareholders of record dated July 14, 2002. Each shareholder will be gifted their position as of that, specified date. Signature Stock Transfer, the company's transfer agent of record, will assist the company in the blanket issuance late fourth quarter 2004 and early first quarter 2005. Furthermore, the executive officers as well as the Board of Directors have approved the review of all S8 registrations completed for consultants during 2004. This review will evaluate the compensation paid for consulting services rendered, a recall of shares will be issued for unsatisfactory or lack of services rendered.

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

  ITEM 5.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  Two matters were submitted to a vote of shareholders during the third quarter of 2004 at The Annual Shareholders Meeting for AuGRID Corporation. A quorum was present and the following matters were approved (i) the election of members of AuGRID's Board of Directors, (ii) the ratification of the engagement of the Company's independent auditors for the year ending December 31, 2005.

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

                                       AuGRID Corporation

                                       /s/ M.J. Shaheed
                                       By:  M.J. Shaheed
                                       -----------------------------------------
                                       President,  Chief Executive
                                       Officer and Chairman of the
                                       Board (principal executive
                                       officer)

Date:  November 12, 2004

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                                 DATE
/s/ M.J. Shaheed                            President, CEO and Chairman of the Board               November 12, 2004
----------------------------                (principal executive/financial officer)
M.J. Shaheed

/s/ Stan Chapman                            Chief Operations Officer and Director                 November 12, 2004
----------------------------                (principal operations and accounting officer)
Stan Chapman

/s/MaryF. Sloat-Horoszko                    Secretary and Director                                November 12, 2004
---------------------------
Mary F. Sloat-Horoszko
                                                                                                  November 12, 2004
/s/ Essa Mashni                             Director
---------------------------
Essa Mashni